Form 10-Q
period 2010-09-30
SpeedSport Branding, inc.
filed 2010-11-15
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ______________ to _____________

Commission file number 333-143672

SPEEDSPORT BRANDING, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Roy C. Montgomery, Chief Executive Officer
6141 Quail Valley Ct. Riverside, Ca. 92507

(Address of principal executive offices)

(951) 656.1160
(Issuer’s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes__      No_X

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of September 30, 2010 the Company had 15,650,873 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer,(or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer☐	Smaller reporting company ☒

Speedsport Branding, Inc

TABLE OF CONTENTS

Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:

Condensed Balance Sheets at September 30, 2010 (unaudited) and December 31, 2009 (audited)

Condensed Statements of Operations for the three and nine months ended September 30, 2010 and 2009 and the period from January 10, 2006 (inception) to September 30,, 2010 (unaudited)

Condensed Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 and the period from January 10, 2006 (inception) to September 30, 2010 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 6.	Exhibits

Signatures

Speedsport Branding, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009, & September 30, 2010 (Unaudited),
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

Speedsport Branding, Inc.
(A Development Stage Company)
Financial Statements

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	1
Statements of operations	2
Statements of cash flows	3
Notes to financial statements	5

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements
Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2010
	Dec. 31, 2009	(Unaudited)

ASSETS

Current assets
Cash	$50,003	$42,511
Total current assets	50,003	42,511

Fixed assets - net	140,313	108,255

Total Assets	$190,316	$150,766

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$7,474
Accrued interest payable	681	2,229
Accrued payables - related parties	525	525
Notes payable - related parties	53,225	77,000
Notes payable - current	18,388	12,103
Stock subscription payable	45,000	45,000
Total current liabilties	117,819	144,331

Notes payable	988	-

Total Liabilities	118,807	144,331

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 15,440,873 shares (2008), and 15,650,873 shares (2009 and 2010) issued and outstanding	15,651	15,651
Additional paid in capital	1,210,511	1,210,511

Deficit accumulated during the development stage	(1,154,653)	(1,219,727)

Total Stockholders' Equity	71,509	6,435

Total Liabilities and Stockholders' Equity	$190,316	$150,766

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					Jan. 10, 2006
	Three Months	Nine Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010	Sept. 30, 2010
	(unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$2,379	$-	$6,143	$81,570
Lease income - related party	2,599	7,795	2,599	7,795	38,664
	2,599	10,174	2,599	13,938	120,234

Operating expenses:
Amortization & depreciation	10,686	32,058	10,686	32,057	175,003
General and administrative	3,950	14,489	12,518	44,105	1,072,308
	14,636	46,547	23,204	76,162	1,247,311
Operating - other:
Gain on asset sales	-	964	-	-	16,359

Gain (loss) from operations	(12,037)	(35,409)	(20,605)	(62,224)	(1,110,718)

Other income (expense):
Interest expense	(603)	(1,815)	(1,121)	(2,850)	(109,009)

Income (loss) before
provision for income taxes	(12,640)	(37,224)	(21,726)	(65,074)	(1,219,727)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(12,640)	$(37,224)	$(21,726)	$(65,074)	$(1,219,727)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.08)

Weighted average number of common shares outstanding	15,455,456	15,455,456	15,650,873	15,650,873	15,650,873

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Jan. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(37,224)	$(65,074)	$(1,219,727)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	32,058	32,057	175,003
Stock issued for services	-		24,103
Non cash lease income	(7,795)	(7,795)	(30,002)
Non cash interest expense	951	1,965	7,958
Gain (loss) on asset sales	(964)		(16,359)
Accrued payables		7,474	87,167
Accrued payables - related parties	-	-	108,525

Net cash provided by (used for) operating activities	(12,974)	(31,373)	(863,332)

Cash Flows From Investing Activities:
Funds loaned to related party		-	12,850
Collections of related party loans		-	(12,850)
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	2,400	-	132,400

Net cash provided by (used for) investing activities	2,400	-	(251,405)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2009	Sept. 30, 2010	Sept. 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	54,439	205,060	1,905,720
Notes & loans payable - payments	(27,965)	(181,179)	(778,472)
Sales of common stock	-	-	30,000

Net cash provided by (used for) financing activities	26,474	23,881	1,157,248

Net Increase (Decrease) In Cash	15,900	(7,492)	42,511

Cash At The Beginning Of The Period	9,188	50,003	-

Cash At The End Of The Period	$25,088	$42,511	$42,511

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$-	$24,103
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$52,500	$-	$1,172,059

Supplemental Disclosure

Cash paid for interest	$864	$885	$21,602
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009, & September 30, 2010 (Unaudited),
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Speedsport Branding, Inc. (the “Company”), was incorporated in the State of Nevada on January 10, 2006. The Company purchases or leases motorsport racecars for its own use, and competes in organized racing events. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business. Speedsport Branding, LLC was formed in the State of California on January 26, 2006. On May 15, 2008, in a merger classified as a transaction between parties under common control, the sole membership interest owner in Speedsport Branding, LLC exchanged 30,000 membership interests for 150,000 common shares in Speedsport Branding, Inc. Subsequent to the consummation of the merger Speedsport Branding, LLC ceased to exist. The results of operations of Speedsport Branding, Inc. and Speedsport Branding, LLC have been combined from January 26, 2006 forward through the date of merger.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2008 and 2009, and September 30, 2010 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2008 or 2009, or for the nine months ended September 30, 2010.

Income tax

The Company accounts for income taxes pursuant to ASC 740. Under ASC 740 deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Net income (loss) per share

The net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common outstanding. Warrants, stock options, and common stock issuable upon the conversion of the Company's preferred stock (if any), are not included in the computation if the effect would be anti-dilutive and would increase the earnings or decrease loss per share.

Financial Instruments

The carrying value of the Company’s financial instruments, as reported in the accompanying balance sheets, approximates fair value.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009, & September 30, 2010 (Unaudited),
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Long-Lived Assets

In accordance with ASC 350, the Company regularly reviews the carrying value of intangible and other long-lived assets for the existence of facts or circumstances, both internally and externally, that may suggest impairment. If impairment testing indicates a lack of recoverability, an impairment loss is recognized by the Company if the carrying amount of a long-lived asset exceeds its fair value.

Products and services, geographic areas and major customers

The Company earns revenue from race purses and the sale of advertising to racing sponsors, but does not separate sales of different activities into operating segments. The Company had limited revenues in 2008 and 2009 and 2010 from a small client base. Revenue in each of the periods included lease income from the lease of a vehicle to a related party.

Stock based compensation

The Company accounts for employee and non-employee stock awards under ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

NOTE 2. RELATED PARTY TRANSACTIONS

In 2008 the Company converted notes payable totaling $912,530 into 4,562,650 shares of common stock.  Included in the transaction was $375,370 of related party notes payable and accrued interest converted to 1,876,850 shares.

In March 2007, the Company signed an agreement to lease a truck to a related party.  The amount of $866 per month is reflected as revenue on the statement of operations.  The agreement runs through January 2011.

In February 2007, the Company signed an agreement to lease a race car from a related party.  Under the terms of the agreement the Company leases the race car for specific races and pays $7,500 per race for use.  The term is on a per event basis and has no end date.  General and administrative expense on the statement of operations includes $60,000 at December, 31, 2008. The total amount owed at December 31, 2008 was

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009, & September 30, 2010 (Unaudited),
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

NOTE 2. RELATED PARTY TRANSACTIONS

$97,500, and on September 1, 2009, the Company committed to issue 325,000 shares in settlement of the debt. As of December 31, 2009, 175,000 shares have been issued to convert $52,500 of the debt.  The remaining debt of $45,000, representing 150,000 shares, is reflected on the balance sheet as stock subscriptions payable.

During 2008, the Company rented pit equipment from a related party for a total of $10,500.  On October 1, 2009, the Company issued 35,000 shares of stock in payment of this obligation.

On December 31, 2008, the Company issued 44,890 shares of stock to a related party in payment of services rendered.

On December 31, 2008, the Company issued 533,333 shares to a related party in repayment of a loan created in the purchase of an asset.

In 2009, the Company borrowed $53,225 from two related parties.  The loans are due on demand, are unsecured and bear interest at 8%.  In the nine months ended September 30, 2010, the Company borrowed an additional $23,775 bringing the total to $77,000.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:			(Unaudited)
	December 31,		Sept 30,
	2008	2009	2010
Racecars and equipment	$168,090	$168,090	$168,090
Trucks and other vehicles	45,623	45,623	45,623
Furniture and fixtures	2,778	-	-
	216,491	213,713	213,713
Less accumulated depreciation	(32,001)	(73,400)	(105,458)
Total	$184,490	$140,313	$108,255

Depreciation expense in 2008 and 2009 was $11,297 and $42,742, and $32,057 for the nine months ended September30, 2010.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009, & September 30, 2010 (Unaudited),
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

NOTE 4. NOTES PAYABLE

			(Unaudited)
	December 31,		Sept 30,
	2008	2009	2010

Notes payable to related parties, unsecured, due on demand, interest rate 8%	$-	$53,225	$77,000

Note payable to bank, secured, interest rate 7.24%	20,546	10,918	3,539

Note payable to bank, secured, interest rate 17%	9,061	8,458	8.564
	29,607	72,601	89,103
Less current portion	(18,306)	(71,613)	(89,103)

Long-term portion	$11,301	$988	$ - .

Required principal payments from December 31, 2009 forward are as follows:

2010	$77,146
2011	988
2012	-
2013	-
2014	- .
$78,134

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2008 and 2009 and September 30, 2010 the Company had net operating loss carryforwards of approximately $103,401, $150,083, and $215,157 respectively.  They begin to expire in 2026. The deferred tax asset of $20,680, $30,017 and $43,031, respectively, created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2008, 2009, and 2010 was $18,550, $9,336 and $13,015.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2009, & September 30, 2010 (Unaudited),
For The Three and Nine Months Ended September 30,  2009 and 2010 (unaudited),
 And For The Period From January 10, 2006 (Inception)
Through September 30, 2010 (Unaudited)

NOTE 5. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company is currently undertaking to register 4,359,300 common shares under an S-1 registration statement in an effort to create a publicly traded market for its stock. If successful, the Company believes that it could attract equity capital more easily to finance operations. The Company will receive no proceeds from the registration and sale of the 4,359,300 common shares. The Company has generated no significant operating revenue during the year ended December 31, 2009, but if able to attract financing for operations anticipates generating revenues in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Safe Harbor for Forward-Looking Statements

When used in this report, the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, operating results, and financial position.  Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual result may differ materially from those included within the forward-looking statements as a result of various factors.  Such factors are discussed under the “Item 2.  Management’s Discussion and Analysis of Financial Condition or Plan of Operations,” and also include general economic factors and conditions that may directly or indirectly impact the Company’s financial condition or results of operations.

Description of Business:

We are a developmental stage motorsports organization which was organized in February of 2006 to participate in the Grand American Road Racing Association (“Grand Am”) sanctioned ”Grand-Am Cup Series” road racing events.  The Grand American Road Racing Association was established in 1999 to organize, sanction, and sponsor professionally race prepared “Sports Car” automobile road racing in North America. Grand Am is a separate and distinct entity from us and we do not have any formal contractual arrangements with Grand Am.

Since February of 2007,we have participated in the Grand Am Rolex Series events using Rolex Series GT (Grand Touring) production based automobiles that we have leased from P-1, Inc. a company whose majority shareholder is Kevin P. O’Connell.  We participated in four road racing events in 2006, six in 2007 and nine races in 2008.  The last race in which we participated was in September of 2008 at Miller Motorsports Park in Toole, Utah.   Our cessation in racing was due primarily to the lack of availability of capital due to a downturn in the economy.  We did not enter any events in 2009.

Until early in 2007, we owned and operated one Grand Am qualified professionally race prepared Sports Car.  In early 2007, the Company decided to sell it’s factory built sports car and participated in racing competition utilizing primarily leased professionally prepared sports cars.

 On December 31, 2008, the Company  acquired a Grand Am spec 997 GT-3 Porsche racecar (the (the "997 Porsche") from P-1. The purchase price was $160,000. Additionally, on December 31, 2008, we acquired a Grand Am spec 997 GT-3 Porsche racecar from P-1.  The purchase price was $160,000, for which we issued 533,333 shares  ($.30 per share) of our common stock for the purchase of the race vehicle.

In 2008, the Company continued to participate in the Grand-Am Rolex Series race series in North America and entered and competed in races in Mexico City, Mexico and Montreal, Canada.  The inclusion of the international races provided a wider audience for potential sponsorship and marketing clients.

We have not generated any revenue from sponsorships or the sale of advertising space.  Our losses from inception through  the period ended June 30, 2010 was ($1,198,001).

Expected management estimates for the cost of operating the business will continue to require additional capital of up to One Hundred Fifty Thousand dollars ($150,000) consisting of: $5,000 for registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging; $3,000 for marketing and promotion; $20,000 for legal and accounting; $20,000 for engineers and consultants; $25,000 for parts, $20,000 for fuels and tires; $7,000 for racecar transporter travel; $20,000 for debt service of all Company notes payable; and $20,000 in miscellaneous expenses.

In 2009, due to the downturn in the overall economy and the lack of sponsorship for our company, we did not enter of participate in any of the Grand-Am Rolex Series race series in North America.

When the events in which we intend to participate are chosen, we will decide whether to enter the 997 Porsche that we own or a leased race vehicle.  Our decision will be based upon the characteristics of the race venue and the suitability of the 997 Porsche or another vehicle to race at the chosen venue.  Our planned limited schedule for 2010 is due to the weakness in the overall economy and the prospects of securing sponsorship for motorsports events. Our ability to attract sponsors will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract sponsors will be enhanced. Further, our past record of sporadic "Top 10" finishing places, has diminished our ability to attract sponsors.

Our 997 Porsche GT-3 Cup Car and our leased vehicles are managed for racing from a facility in Riverside, California that is owned by Riverside Acceptance, LLC a company in which 50% of the economic interests are held  by Kevin P. O'Connell.

 Revenue is expected to be derived from the sale of advertising space from sponsors on each vehicle we enter in a Grand Am race and from winning a share of cash purses that are provided by Grand Am event sponsors. In addition, we intend to utilize professionally race prepared Sports Cars to provide marketing and public relations services to clients desiring to use our racing sports cars to market their products or services by having our vehicles promote their brand by carrying their logo. However, we have had no advertisers, sponsors or public relations clients to date , and there are no present commitments from advertisers, sponsors, or public relations clients.  There can be no assurance that we will be able to obtain any such advertising revenue, sponsorships or public relations clients in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

If we are able to obtain additional funding, we intend to enter additional Grand Am racing events, obtain various types of equipment, hire, on a consultative basis, engineers and professionals that we will need to enter events, and to purchase the replacement parts that we may need in the event of mechanical failures throughout a racing event.

NEED MD & A NUMBERS FOR 9-30-10

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenues

Total revenues for the nine months ended September 30, 2010 were $13,938 compared to $10,174 for the same period ending September 30, 2009, an increase of 27% from the same period in 2009. The increase in revenue for the quarter was due to non recurring consulting income.

Cost of Revenues

There were no costs of revenues in the nine months ended September 30, 2010 or the nine months ended September 30, 2009

Operating Expenses

Operating expenses for the nine months ended September 30, 2010 were $76,162 or 546% of revenue compared to $46,547 or 457% of revenue for the same period ended September 30, 2009.  The increase was due to an increase in general and administrative expenses, including $20,205 in accounting expenses and $13,549 in legal expenses.  Depreciation and amortization expenses for the nine months ended September 30, 2010 was $32,057 or 230% of revenue compared to $32,058 or 315% of revenue for the same period in 2009.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2010 were $2,850 or 20% of revenue compared to $1,815 or 18% of revenue for the period ended September 30, 2009. The increase for the nine months period ended September 30, 2010 as compared to the same period in 2009 was due to an increase in indebtedness in the Company.

Other Non-operating Income

The Company did not have other non-operating income for the nine months ended September 30, 2010.

Net Loss

Net loss for the nine months ended September 30, 2010 was $(65,074) or 467% of revenue compared to $(37,224) or 366% of revenue for the same period ended September 30, 2009.  The increase in the net loss for this period in 2010 is due to an increase in general and administrative costs, specifically legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the nine months ended September 30, 2010 was $31,373 as compared to $12,974 for the period ended September 30, 2009.   During the nine months ended September 30, 2010 we used $31,373 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(65,074) and utilized cash in operating activities of $(31,373) during the nine months ended September 30, 2010.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2010 the Company had current assets that exceeded current liabilities by $6,435.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Nine Months Ended September 30, 2010.

Operating activities for the nine months ended September 30, 2010 produced no cash.  There were no accounts receivables generated during the quarter.  As of September 30, 2010 accounts payable increased to $7,474 compared to zero for the same period in 2009.   Depreciation and amortization for the nine months ended September 30, 2010 totaled $32,057, approximately the same for the period ended September 30, 2009. The net loss of $(65,074) included expenses of $2,229 representing accrued interest on notes payable.  There were no prepaid expenses for the period.

Net cash produced by financing activities was $60,408 for the nine months ended September 30, 2010, compared to $5.00  for the same period of 2009.  There was a net decrease in cash of ($7,492) for the nine  months ended September 30, 2010 as compared to a net increase in cash of ($16,000) for the same period in 2009.

Stockholder Matters

Stockholder’s equity was $71,509 on December 31 2009, or $ 0.005 per share outstanding.  As of  September 30, 2010 stockholder’s equity was $6,435 or $ 0.0004 per share outstanding.

PART II – OTHER INFORMATION

ITEM 1.  Legal Proceedings

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2010, the company sold 250,000 shares of its common stock at $.20 per share resulting in proceeds of $ 50,000. These shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock is being utilized for the development and marketing of SpeedSport Branding, Inc..

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer/Chief Financial Officer has concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive
Officer/ Principal Financial Officer pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/
Principal Financial Officer pursuant to U.S.C.
Section 1350 as adopted pursuant to Section 906
of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDSPORT BRANDING, INC.

Date: November 15, 2010	By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer/Chief Financial Officer