Form 10-K
period 2010-12-31
SpeedSport Branding, inc.
filed 2011-04-12
CIK 1449934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-155318

SPEEDSPORT BRANDING, INC.
(Exact name of Registrant as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6141 Quail Valley Ct. Riverside, Ca.	92507
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (951) 656.1160
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).* Yes ☐ No ☐ *The registrant has not yet been phased in to the Interactive Data requirements.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained herein, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of March 31, 2011 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $871,860 based on of the last price at which the Company sold its shares ($.20 per share of common stock) as March 31, 2011.

On March 31, 2011, we had 16,025,873 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2010

i

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This report contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements usually contain the words “estimate,” “anticipate,” “believe,” “expect,” or similar expressions, and are subject to numerous known and unknown risks and uncertainties. In evaluating such statements, prospective investors should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements.

Although forward-looking statements in this annual report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risks Relating to Our Business” below, as well as those discussed elsewhere in this annual report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549 on official business days during the hours of 10 a.m. to 3 p.m. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including the Company.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this annual report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this annual report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

ii

ITEM 1.  BUSINESS

BUSINESS

BUSINESS OF THE COMPANY

Background

We are a development stage company operating as a small motorsports organization which was organized in 2006 to participate in the Grand American Road Racing Association (“Grand Am”) sanctioned ”Grand-Am Rolex Series GT” road racing events.  The Grand American Road Racing Association was established in 1999 to organize, sanction, and sponsor professionally race prepared “Sports Car” automobile road racing in North America.  We participate in the “Rolex Series GT” events using Rolex Series GT (Grand Touring) race-prepared production based automobiles.  We participated in four road racing events in 2006, five in 2007, nine races through September 20, 2008 and no races since September of 2008. Throughout the 2006 season and into early 2007, we owned and operated a Grand Am professionally race prepared Sports Car, specifically a factory built and prepared Porsche 996 GT-3 Cup car.  In the second quarter of 2007 we decided to sell our primary sports car and participate in racing competition utilizing leased racecars.  Since 2007, we have utilized leased race cars to participate in the racing events we have scheduled.  In December of 2008, we purchased a racecar from P-1 as an alternative to leasing.  We will decide in the future whether to lease a racecar or to enter the vehicle we have purchased from P-1.

In the past, and possibly in the future, we lease our race cars for Rolex Series events from P-1, Inc. ("P-1").  Kevin P. O’Connell, who is the majority shareholder, is also a majority shareholder of P-1, Inc.

We expect the majority of our revenue to be derived from the sale to sponsors of advertising space on each vehicle we enter in a Grand Am race and from winning a share of the “cash purses” that are provided by Grand Am event sponsors.  Secondarily, we expect to utilize our race cars to provide marketing and public corporate branding services to clients desiring to use our cars and equipment to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to attract sponsors will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract sponsors will be enhanced. Further, our past record of sporadic "Top 10" finishing places has diminished our ability to attract sponsors.

We have conducted limited operations to date and did not enter any races in 2009 or 2010.  We have not entered any racing events since September of 2008. Our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans.

We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans.

Grand AM Road Racing

Grand Am is not an affiliate, partner or sponsor of our Company. Grand Am is a separate and distinct entity from our Company and the only formal contract(s) that we have with the organization is the contractual entry forms that we must submit to be entered into a racing event, and the annual driver and crew member fees that we must submit as a prerequisite to our admission and entry into scheduled Grand Am racing events. We are dependent on Grand Am and their events as a place for us to showcase the brands of our potential customers.

As the primary series in which we compete, Grand AM mandates, manages and monitors the qualifications of participants at every Grand AM sanctioned event. In addition to filing ownership forms with Grand AM, to participate in a Grand AM sanctioned event, each car must be driven by a driver who has motorsports experience and all cars must undergo a Grand AM technical inspection. Prior to qualifying at each race, all of the participating cars must undergo a pre-race technical inspection by the Grand AM officials. Several participating race cars are also selected to undergo a further technical inspection at the conclusion of each race to ensure the selected cars participated within all of the Grand AM technical guidelines during the race. Grand AM specifications exist for the entire race car (including aerodynamic elements such as length of spoilers and air dams, engine characteristics, fuel, chassis setup, shocks, tires, etc.) and typically vary by manufacturer (such as Porsche, GM, Ford, Mazda, BMW, act). These specifications can change between races as Grand AM attempts to maintain equality of competition between race teams and manufacturers. Teams, drivers and owners that are caught violating Grand AM guidelines typically receive penalties ranging from economic fines to loss of owner and driver points, to suspensions from future Grand AM sanctioned events.

After passing the Grand AM technical inspection, a racecar has one attempt to achieve one of the top qualifying speeds of all the cars in order to qualify for an event. The fastest qualifying speed is awarded the pole position for the respective race.  The pole position starts on the inside of the front row and leads the rest of the qualifying field to the “green flag” indicating the beginning of each race.  Drivers and team owners covet the pole position due to the notoriety received by the respective pole winner sponsors.

After the pole position, the next race cars earn their starting spots according to the fastest qualifying speeds.

Grand AM

The Grand American Road Racing Association was established in 1999 to return stability to major league sports car road racing in North America. Grand Am is located in Daytona Beach, Fla. on the same corporate campus that is also home to NASCAR, International Speedway Corporation (ISC) and Daytona International Speedway.  It operates as a wholly owned subsidiary of NASCAR, with common investors and board members. Among the Company’s investors and executives are several of the key people behind NASCAR, but Grand Am offers an entirely different product that features production based sports car racing on widely known road and street course circuits and in major markets throughout North America.

According to Grand Am, sports car racing in North America endured tough and uncertain times for the majority of the 1990s.  Sports car racing’s decline during this period could basically be traced to uncontrolled technology and its related costs. Grand Am has addressed technology cost concerns with affordability rules and cost containment policies that are devised to enhance competition at the overall team personnel and driver level.

Grand Am’s premier racing events are known “Rolex Sports Car Series presented by Crown Royal Special Reserve” (the “Rolex Series”) is currently in its twelfth season of competition.  The Rolex Series has established itself as one of the most diversified professional road racing championship in North America.

A division within the Rolex Series of racing events sanctioned by Grand Am is the Grand-Am GT Series (the “GT Series”). The category of racecars designated by Grand Am for competition in the GT Series is the “Rolex Series GT” class of sports cars.  The Rolex Series GT sports cars are based upon factory  production models of certain automobile manufacturers, but are customized at the factory or at approved private engineering firms so that they may be used  for racing in the Rolex GT Series.  We participate in the Rolex GT Series using exclusively GT Class sports cars.

Grand Touring “GT” Class

The regulations covering the technical specifications of Rolex Series GT Class cars are designed to provide for fair competition amongst racing participants.  The regulations include weight of vehicle, engine size, engine RPM limits, tire size etc   For example, engines must between 390 to 450 horsepower, and the vehicle must have minimum weight ranging from 2,500 to 2,700 lbs.  Maximum speed for GT Class racecars is 170 mph.  Examples of sports cars that participate in Grand Am Cup Series are Porsche GT3, Panoz, Dodge Viper, Chevrolet Corvette, Chevrolet Camaro RSR, Mazda RX-8, Ferrari 430, Maserati, Nissan, Ford Mustang and the BMW M3 coupes.

Daytona Prototypes Class

A Daytona Prototype is a racecar specifically designed and built for the Grand Am Road Racing Association’s highest level of car, having a higher maximum speed and different racing characteristics than the GT Class. We do not participate in any racing utilizing Daytona Prototypes.

Racing

Both classes of racecars, the Daytona Prototypes and the GT Class, participate in some of the same Rolex Series’ events.  They do so in a two-class format that enables spectators in person or on television, and the media covering the event, to follow the action with just two easy-to-distinguish classes of race cars—Daytona Prototypes and GT Class. Grand Am race events are held at some of the world’s most prestigious race course venues—Daytona, Long Beach, CA, Mexico City and Watkins Glen—and have become an annual attraction at some of the newest racing venues such as Miller Motorsports Park in Salt Lake City, Utah, Barber Motorsports Park in Alabama and Virginia International Raceway.  Grand Am has also instituted racing events known as “Stadium Road Racing” on the road course layouts at stadium tracks such as Homestead-Miami Speedway, Phoenix International Raceway and Iowa Speedway.

The Rolex Series of races feature a challenging mix of endurance and sprint races, including a 24-hour endurance race, a six-hour “Enduro” and several 400kilometer and 250-mile sprint races. Teams of drivers are required for each event in which we participate. Drivers alternate driving the racecar for various periods of time during the race. The shorter events require two drivers per car, while three-driver teams are common in the six- and nine-hour races, and three- to five-driver squads are the usual  for the Rolex 24 at Daytona. Driver changes during pit stops always factor into the strategy at each race.

Drivers

Our drivers are from diverse driving backgrounds and have experience in oval track racing and road course racing.   In certain endurance races that require in excess of nine hours to complete, we have hired a driver, or multiple drivers.  Kevin P. O’Connell, the controlling person of our majority shareholders, has been one of the two to four drivers in all of the races in which we have participated.  In all races in Grand Am there is more than one driver required in each event.

Typical driver fees range from $3,000 per event to as much as $15,000 per event depending on the experience and success of a particular driver. Through December 31, 2010 we have not paid fees to drivers in any of the sprint races (races under 250 miles) that we entered as those drivers volunteered their services to gain experience and publicity for their careers as professional race car drivers. We had paid drivers fees of up to $3,000 per driver for endurance races (in excess of 250 miles) such as the Rolex 24 at Daytona.  We have had limited any driver fees due to our small operating budget.

Pit Crews

Our pit crews have experience and backgrounds working for other motorsports racing teams.   We have had volunteers for all of our crew members through September 30, 2008, the date of the last race in which we participated,   Most of our pit crew members were not been paid as they had volunteered their services to gain experience and publicity for their careers as professional pit crew members.

For paid pit crew members the typical fees can range from $300 per event to as much as $1500 per event, depending on the experience and previous success of the crew member.

We did not pay fees in all of the sprint races that we entered and only paid crew members with a maximum fee of $300 for endurance races we competed in, specifically the Rolex 24 at Daytona.

Crew member’s responsibilities can include pit preparation, tire preparation, transporter driving, pit stop duties, food preparation and race car detail.

Company History

In January of 2006, Kevin P. O’Connell, one of our founding shareholders, and the controlling party of the shareholders who control a majority of our outstanding common shares, initiated a new business to market and compete in the Grand American Rolex Series featuring sports cars and road racing.   The Company was formed as SpeedSport Branding, LLC as a California limited liability company (“LLC”) on February 6, 2006. Mr. O'Connell was the managing member of General Pacific Partners, LLC ("GPP"), the managing member of LLC. In addition, Mr. O'Connell was the managing member of Revete Capital Partners, LLC (RCP") and Billington Brown Acceptance, LLC ("BBA") GPP, RCP and BBA together hold a majority of our issued and outstanding common shares.  The Company operated as an LLC until June 3, 2008 when it was merged (the “Merger”) into SpeedSport Branding, Inc. a Nevada corporation.  SpeedSport Branding, Inc was incorporated under the laws of the State of Nevada on January 10, 2006. Prior to the merger, SpeedSport Branding, Inc. had no business operations, other than maintaining its good standing as a Nevada corporation. Prior to the Merger, SpeedSport Branding, Inc. had 10,125,000 common shares issued and outstanding. Pursuant to the Merger, 150,000 shares of common stock was issued to GPP for all of the membership interests in LLC, and 4,412,650 shares of common stock was issued to the holders of promissory notes of LLC, including a total of 1,287,149 shares issued to GPP, RCP and BBA in exchange for $230,661 of promissory notes owed by us. Subsequent to the merger and to the date of this Prospectus, all of our operations have been conducted by SpeedSport Branding, Inc.

The reason for the Merger was to create possible liquidity for the shareholders of our Company.  Our offices are leased and located at 6141 Quail Valley Ct. Riverside, Ca. 92507, which is leased from Riverside Acceptance, LLC , a company in which Mr. O'Connell holds fifty percent   of the economic interests.

In June of 2006, we purchased a factory prepared Grand AM spec 2004 Porsche 996 GT-3 Cup Car and proceeded to enter the car in the six races.  We entered and competed in scheduled events at Watkins Glen International for the 6 Hour, the July 4th sprint race at Daytona International Speedway, a Barber Motorsports Park sprint race in Alabama, the Infineon Raceway combined class sprint race in northern California, and the Sunchaser 1000 at Miller Motorsports Park in Utah.  In January of 2007 we entered and competed in the historic Rolex 24 Hours of Daytona at Daytona International.

We leased our racecar from P-1, Inc. a company in which Mr. O’Connell is a majority shareholder for approximately $7,500 per sprint race events and $15,000 for endurance events.  Additionally, the Company is liable for any crash related damages.

Sprint race events are typically less than three hours in duration and endurance races are between twelve hours and twenty five hours in duration.

As a result, the cash purses for top placing positions have also increased.  However, the typical winning purse at the racing events we have competed in or plan to compete in is less than $50,000 for a top finishing position.  While we intend to compete and attempt to win each race we enter, we do not anticipate that purse winnings will contribute substantially to our revenue.  We do not have any monetary sponsors to date, but will continue to seek out potential sponsors.

We entered and competed in a total of five races in 2006, six races in 2007, six races in 2008, no races in 2009 and no races in 2010.  Throughout our 2006, 2007 and 2008 racing seasons, we received purses based on finishing positions. Our ability to enter racing events in 2011 and thereafter will be dependent upon our ability to raise capital and attract sponsors. There can be no assurance that we will be able raise capital or to enter any racing events in 2011 or thereafter.

We have received a total of $40,000 in revenue and cash purses related to overall finishing positions commencing June of 2006 through the date of this Prospectus.

The Following Table Illustrates the Race Events Entered, the Overall Finishing Position,
 the Cash Purses Received and the Leasing Fees Incurred:
(No fees were incurred in 2006 due to the fact that the company owned and entered a Porsche 996 GT-3 Cup car for all events).

Events Entered

2006	Finishing Position	Purse Earned	Vehicle Leasing Fee
Sahlen’s Six Hours of the Glen Watkins Glen New York-June 3, 2006	19th	None	$0 – Owned Vehicle
Brumos Porsche 250 Daytona, Fla – July 2, 2006	14th	$3,000	$0 – Owned Vehicle
Porsche 250 Presented by Bradley Arant Birmingham, Al. – July 30, 2006	13th	$3,000	$0 -- Owned Vehicle
Infineon Raceway Sonoma, Ca. 8/26/2006	9th	$3,000	$0 – Owned Vehicle
Daytona International	10th	$5,000	$0 – Owned Vehicle

2007	Finishing Position	Purse Earned	Vehicle Leasing Fee
Daytona International	10th	$5,000	$0 – Owned Vehicle
Daytona Beach, Fla. -- January 28, 2007
Virginia International	26th	None	$7,500
Alton, Va. -- April 29, 2007
Laguna Seca – Sports Car Invitational	16th	None	$7,500
Monterrey, Ca. -- May 20, 2007
Sahlen’s Six Hours of the Glen	11th	$3,500	$7,500
Watkins Glen, NY -- June 10, 2007
Circuit Gilles Villeneuve	11th	$3,000	$7,500
Montreal, Canada -- August 5, 2007
Sunchaser 1000 --Miller Motorsports Park	8th	$4,000	$7,500
Toole, Utah - September 12, 2007

2008	Finishing Position	Purse Earned	Vehicle Leasing Fee
Rolex 24 Hour at Daytona Daytona Beach, Fla. – January 27 ,2008	29th	none	$15,000
Mexico City, Mexico April 19, 2008	10th	$4,000	$7,500
Laguna Seca – Sports Car Invitational Monterrey, Ca. – May 17, 2008	6th	$3,000	$7,500
Sahlen’s Six Hours of the Glen Watkins Glen, NY – June 7, 2008	5th	$3,500	$7,500
Circuit Gilles Villeneuve Montreal, Canada – August 1, 2008	WD	None	$7,500
New Jersey Motorsports Park 8th $4,000 Millville, New Jersey – August 30th, 2008 Sunchaser 1000 at Miller Motorsports Park Toole, Utah – September 20, 2008	23rd	None	$7,500 $7,500

2009 & 2010 – NO EVENTS ENTERED IN 2009 or 2010 RACING SEASONS.

In February of 2007, we elected to change our business model and enter the Grand Am GT class races using only leased GT Class sports cars that would be made available to us on a per race event basis.  We entered into an agreement to lease our race vehicles from P-1, Inc. ("P-1"), a company which was formed and founded by Kevin P. O'Connell.  We are not the only customer of P-1 and P-1does offer to lease its vehicles to other qualified teams and competitors.   We do not sublease race cars to any team or driver.

Our lease agreement with P-1provides that we pay P-1 $7,500 per sprint race events, events which are considered less than 3 hours in duration, and $15,000 for endurance events of 12 hours or longer in which we lease a P-1 owned racecar.  Additionally, we must pay for all transportation, storage, repairs, supplies, fuel, labor, permits and licensing and reimburse P-1 for any crash damage that may be sustained in a race.  In certain events, we, the lessee may be required to purchase insurance to cover a total loss of the competition vehicle.   Insurance for these vehicles can be as much as $20,000 per event with stated deductibles, and is based on the length of the race and the relative track speeds.  The full replacement value of this type of race vehicle could be as much $250,000.  To date, we have not been required and have elected not to purchase this total loss insurance.  In certain events, insurance for total loss is required to be obtained by us for the race vehicle for the benefit of the lessor.

We believe that the $7,500 leasing fee for sprint race events and $15,000 for endurance events is equivalent to, or more advantageous to us, than might otherwise be available to us from other lessors of GT Class sports cars.  We derive this opinion from evaluation other market comparables in the Grand Am sports car industry.

The Company uses temporary high quality vinyl graphics to display sponsors information on leased racecars.  This methodology is considered to be the industry standard and can be easily removed or changed to meet customer demands.

We believe that in certain racing events leasing, rather than owning, sports cars, has certain advantages to us, such as:

	There is less need for us to employ skilled technicians for race preparation and maintenance as the cars are delivered race ready by the lessor;

	If Grand Am institutes new rules requiring upgrading of the racecar specifications, no capital will be needed by us for the upgrading or purchase of new racecars;

	No capital expenditures for new technologies is required of us for competition

	No need to use Company capital in an illiquid and depreciating vehicle.

Commencing in April of 2007 we lease a racecar from P-1, specifically a factory Porsche 997 GT-3 Grand Am version and entered and competed in the following Grand AM Rolex Series events:  Virginia International Raceway, Mazda Raceway Laguna Seca in northern California, Watkins Glen International 6 Hours of the Glen, Circuit Gilles Villeneuve in Montreal, and the Sunchaser 1000 at Miller Motorsports Park in Utah.

In January of 2008, we leased the same racecar and entered and competed in the following Grand AM Rolex Series events: the Rolex 24 Hour at Daytona International, Mexico City, Mexico, Mazda Raceway Laguna Seca in northern California, Watkins Glen International for the 6 Hours of the Glen, Circuit Gilles Villeneuve in Montreal, New Jersey Motorsports Park and the Sunchaser 1000 at Miller Motorsports Park in Utah.

We did not enter any events in 2009 or 2010.  We intend to have a limited schedule in 2011.

We did not lease any race cars from P-1 in 2009 or 2010 for racing events.

For 2011, we will decide whether we should lease race cars from P-1 or enter our own vehicle depending on certain factors such as track size, event attendance and driver specifications.

Business Strategy

Although many of the motorsports events we enter have winning or top placing cash purses, we do not intend to rely on the cash purses we may receive.  We believe based on our observation of the racing industry’s most successful current teams competing in NASCAR, American Lemans Series, the Indy Racing League and the Grand Am Rolex Series, that the majority of our Company’s revenue will be received from sponsorships from businesses that have an interest in creating greater awareness of their corporate brand through securing advertising space on our competition vehicles.  We have not had any sponsors and there can be no assurance that we will be able to attract and sponsors.

Sponsorship

In the Grand Am series, the GT spec race cars have a certain portion of the vehicle that are available for the placement or corporate logos or the images of Company products or services.  In the Rolex GT series, the vehicle's front hood is designated for logo placement with the exception of a ten inch by ten inch square area that is left for the series assigned competition number.  Both sides of the race car from the front quarter panel, to the door, to the rear quarter panel are available for corporate logos with the exception of a twenty inch by twenty inch portion of the lower door that is left open for the series assigned competition number.  The rear deck lid of the car is also available for corporate logos.  In comparison to other domestic and international series such as NASCAR, the Indy Car Series or Formula One, the GT series in Grand Am has on average more placement space on the car than these respective series due to the design of the GT cars and the lack of series contingency sponsors that take up much of the space of certain competing series cars.

Potential sponsors in the Rolex GT series are regional, national, and international companies with an interest in promoting and marketing in North America and to a lesser degree internationally.  To date, the Company has raced in events in the eastern and western United States, Mexico and Canada.  We offer sponsors the ability to have their logos, names or other identifying marks such as images displayed on our equipment with our drivers acting as professional spokes people.  There are three levels of sponsorship available to our clients: Primary sponsors, Secondary sponsors and In-Kind sponsors.

Primary Sponsor

A Primary Sponsor will have the largest sponsor’s logo appearing on a race car and the car will be named as the Primary Sponsor's car in the race programs and other promotional literature concerning the particular race event.  For example, if the Primary Sponsor is the XYZ Company, the race car would be referred to as “the #27 XYZ Company Car.” The logo will generally cover 75% of the available advertising space on the car. The car will be referred to in all media coverage as the Primary Sponsor’s car. We estimate that the fee for being a Primary Sponsor will be $95,000 per event and may vary depending on the series contemplated and the "Hospitality" services requested.  "Hospitality" services include the attendance and use of the race car at a sponsor's non-race event.  Hospitality services are provided at additional cost for a Primary Sponsor.

Secondary Sponsor

A Secondary Sponsor will have the use of approximately 15% of the available advertising space on the race car. This is generally the front and rear bumpers and lower rear quarter panels. The fee for a Secondary Sponsor will be $35,000 per event and may vary depending on the series contemplated and hospitality requested.

In-Kind Sponsor

An In-Kind Sponsor has use of the remaining available advertising space apart from any of the series contingency sponsors. This is the lower rocker panels, the door-posts and certain parts of the front bumpers. In-Kind sponsors provide supplies, part of race purse monies, and incentive fees. An In-Kind sponsor provides good or services to us in return for displaying the sponsor’s logo on our racecars, equipment or apparel. The In-Kind sponsorship fees are based upon the value of the product or service that may be provided to us.

Facilities and Maintenance

Maintenance and race set up is an ongoing effort in auto racing.  Mr. Montgomery manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Since our race cars are leased, we spend less time on preparing our car for an actual race event.   Our leased race cars are managed for racing from a facility in Riverside, California owned by Riverside Acceptance, LLC, a California LLC whose economic interests are partially held by Kevin O’Connell, a related party.  We do not pay for our leased space.

Leased Race Cars

The race cars we lease come prepared for general racing but not "set up" for racing at certain specific race tracks.  We retain independent technicians to adapt the driving characteristics of the racecar to the individual race in which we intend to compete.  The race cars are adapted in accordance with the recommendations of our drivers and the data our staff has compiled based upon previous events held at the venue.   We are responsible for any crash related damage to the car, but not for incidental damage such as engine and transmission problems.

Marketing

Our Company intends to hire a marketing and sales person to pursue the direct sales of sponsorships and branding awareness services.  However we will not be able to hire such a person until we have the financial resources to do so.

Competition

We principally compete with other racing teams and advertising and public relations companies that are much larger, well known, better established and have greater financial resources than us. We do not consider our team to be a factor in the overall racing industry. We compete for sponsorship dollars with other sports such as football, baseball, basketball, hockey, tennis and golf and with other live entertainment and popular recreational activities.  Depending on our success in funding our operations, we intend on entering between two and eight events on an annual basis including various testing events with local associations.  The events attended are dependent on our success in raising capital from sources other than the line of credit from General Pacific Partners, LLC.

There is currently no limit to the number of cars that can enter, attempt to qualify, and compete in the Grand Am races.  We face competition from auto manufacturer backed teams and other entries that have "Fortune 500" companies as primary sponsors.  We also compete with auto manufacturing company backed teams have the full faith and credit of their manufacturers such as General Motors, Ford, Porsche, Mazda, Toyota, BMW and Ferrari.  These teams have an advantage over us in that they have, among other things, better funding,, more experienced management and personnel,  "state of the art equipment", and more name recognition.  .

We believe Grand Am takes into account private or new teams and have therefore designed their racing programs to accommodate numerous entries, and many more than are permitted in competing series.  We are considered a developmental stage team and an event starting position is expected.

In certain events fan interest has declined, and as a result racing has not been as attractive to the television industry or event spectators, which has had an adverse effect on our business.

There can be no assurance that our vehicles will be competitive or qualify for each, or any, Grand Am GT Series sanctioned event entered. If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, drivers and crews which in turn could impact our ability to attract and maintain sponsorship. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Employees

As of March 31, 2011, we have no full-time employees. Our only employees consist of three management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Property

We do not own any real property. Our offices are located at 6141 Quail Valley Ct. Riverside, Ca. 92507, which is leased Riverside Acceptance, LLC ,  a company in which Mr. O'Connell holds fifty percent of the economic interests.  We do not pay for our leased space.

ITEM 1A.   RISK FACTORS

RISK FACTORS

Risks Related To Our Business

An investment in our securities is extremely risky. You should carefully consider the following risks, in addition to the other information presented in this prospectus, before deciding to buy our securities. If any of the following risks actually materialize, our business and prospects could be seriously harmed and, as a result, the price and value of our securities could decline and you could lose all or part of your investment. The risks and uncertainties described below are intended to be the material risks that are specific to us and to our industry.

We have a limited operating history, with historical losses.

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of ($1,234,387) from inception in January 1, 2006 through December 31, 2010. We intend to use leased, professionally race prepared, Sports Cars to market and promote the products and services of potential sponsor clients. We contemplate that we will further develop our racing operations into which we will reinvest all profits, if any, into the Company.

Since inception, the founders of the Company have made $100,000 in contributions to the capitalization of the Company. We estimate that for the 12 months ending April 19, 2011 the cost of operating the business will require additional capital of a minimum of one hundred fifty thousand dollars ($150,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

Our existing principal stockholders exercise control of our Company.

Revete Capital Partners, LLC ("Revete"), General Pacific Partners, LLC, ("GPP") and Billington Brown Acceptance, LLC ("BBA") together are the beneficial owners of approximately 70% of our issued and outstanding common stock.  Revete, GPP and BBA have membership interests and economic interests that are held and determined by Kevin P. O'Connell.

In addition, GPP has established a line of credit of $450,000.  The receipt of funds from this line of credit is subject to the approval of  Mr. O'Connell.  To date, $50,000 as been drawn on the line of credit, which amount has been repaid. The terms of the line of credit contains annualized interest of 10%, quarterly interest payments paid by the Company on outstanding balances and requires a maximum quarterly draw down on the line of $100,000 per quarter.   Mr. O'Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down"or, as our controlling shareholder, it is in our best interest to approve the draw down.

In addition, Mr. O'Connell is the majority shareholder of P-1, Inc. the only company from which we have leased racecars. Mr. O'Connell may have a conflict of interest should we determine to continue to lease racecars from P-1. He will have to determine, as the CEO of P-1, whether it is in the best interest of P-1 to approve or decline providing a racecar for a specific event or, as our controlling shareholder, it is in our best interest to lease a racecar to us.   In the event that we are unable to lease a vehicle for a specific event, we would either use our own vehicle or not be able to participate in the event.

Further, Mr. O’Connell, will be able to determine the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

We must enter into and maintain a good working relationship with the Grand American Road Racing Association.

To be successful, we must create and maintain a good working relationship with the sanctioning body of our racing events, the Grand American Road Racing Association. Without a good relationship with Grand Am, Grand Am may at its sole discretion disallow our team from competing in any or all of their sanctioned events for an indefinite period of time. We do not have any continuing contractual relationship with Grand Am and may not be able to enter into any agreements to participate in racing events on terms acceptable to us.

We have previously leased our racecars from P-1, a company controlled by our controlling shareholder.

P-1, Inc. is a motorsports leasing company, and has leased race vehicles to our Company and has race vehicles available to other qualified teams and drivers.  We have only leased racecars from P-1. a company whose majority shareholder is Kevin P. O’Connell.

The disadvantage of leasing our cars through P-1 rather than other sources is that the configuration and technology of other race cars that are available from various lessors may be more advantageous to us to us than using only race cars available form P-1.  This could adversely affect our competitiveness which could have a negative impact on potential sponsors and winning purses.

Our leased and owned racecars are subject to changes in technology and competitiveness.

On December 31, 2008, we acquired a Grand Am spec 997 GT-3 Porsche racecar from P-1.  The purchase price was $160,000, for which we issued 533,333 shares ($.30 per share) of our common stock for the purchase of the race vehicle. This race car as well as the race cars we lease from P-1, contain current technologies that may cease to be legal or competitive as the rules, and regulations of Grand Am are modified and technologies are updated.  Additionally, governing sanctioning bodies are expected to regularly hold discussions with the manufacturers and competitors regarding implementing updated models and technologies that may have an adverse effect on our Company.  To the extent that Grand Am may change its rules and regulations so that our racecar and the race cars we lease from P-1 do not comply with the changed rules or regulations, our business will be adversely affected.

Our racing operations face competition for marketing and advertising dollars.

We compete for marketing and advertising dollars with other motorsports teams and with sports such as football, baseball, basketball, hockey, tennis and golf and with other entertainment and recreational activities. In the event that fan interest in motorsports declines, Grand Am might not be as attractive to the potential sponsors, which could have an adverse effect on our operations.

There can be no assurance that our team will be competitive or qualify for each, or any, Grand Am sanctioned event entered.  Qualification in Grand Am races is only required in special events.  If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, quality drivers and crews which in turn could impact our ability to attract marketing and advertising dollars. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position.

We may not be able to lease or obtain certain race cars as needed for specific events.

Our ability to compete in race events is contingent upon our ability to lease specific racing cars for various series when needed.  Due to the limited production of the Porsche 997 GT-3 Cup car and other types of race vehicles in which we might choose to compete with, there can be no assurance that we will be able to obtain suitable race vehicles when needed or be able to negotiate a lease fee that we deem reasonable.

We currently own one racecar, a 997 Gt-3 Porsche.  From February 2007 through September 2009, we leased our racecars from P-1, Inc.  Our lease agreement requires us to pay a leasing fee of $7,500 for sprint races and $15,000 for endurance race in scheduled events in which we leased a race car.

On December 31, 2008, we acquired a current Grand Am 997 GT-3 Porsche racecar from P-1, Inc.  This vehicle's configuration may not meet the required and ubiquitous specifications of the current rules and regulations of Grand Am, but may be updated to comply with certain costs.

Engine modifications as well as other mechanical changes have been approved by the series and the manufacturer to allow Porsche production race vehicles to compete more evenly with other manufacturers in the series.  Prior to the entry of our race vehicle in any Grand Am event, we intend to update and maintain the vehicle with current safety and engine modifications to meet the then current standards.

The success of our operations will be dependent upon the success of our racing team.

Our ability to fully implement our business plan and the success of our operations will be dependent upon the success of our racing team. If our racing team fails to qualify for races or finishes poorly in races on a regular basis, the success of our operations will be adversely impacted. Generally, racing teams that fail to qualify cannot generate any  purse revenue and may experience a reduction in fan interest and/or sponsorship appeal. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract sponsors will be enhanced. Further, our past record of sporadic "Top 10" finishing places, has diminished our ability to attract sponsors. We do not currently have any written employment or sponsorship arrangements with drivers or crew members.

In those Grand Am racing events that we determined to enter, we have always qualified to race.  However, we have finished poorly in these events and have not received any purse money if finishing positions fall outside of the top 15 places.  A low finishing position for any event may or may not be a direct result of the team’s activities and efforts, and all racing teams in competition face the same uncertain results. There can be no assurance that we will win any purse money and the denomination of such purse money could have any effect upon our ability to fund our operations.

We may incur liability for personal injuries.

Racing events can be dangerous to participants and to spectators. We maintain insurance policies that provide coverage within limits that in our judgment are sufficient to protect us from material financial loss due to liability for personal injuries sustained by, or death of, our personnel or spectators in the ordinary course of our business. Our insurance may not be adequate or available at all times and in all circumstances. In the event that damages for injuries sustained by our participants or spectators exceed our liability coverage or the insurance company denies coverage, our financial condition, results of operations and cash flows could be adversely affected to the extent claims and associated expenses exceed insurance recoveries.

We do not have total loss insurance for the racecars we lease or own.

Due to the high cost of property damage insurance, we have chosen not to carry total loss insurance for the racecars we lease or own.  In the event of a loss occurrence, we may lose or be liable for as much as the total value of the racecar which is damaged.  The loss could be as much as $250,000, which would be a material loss to us and could cause us to cease operations.

We have not had and sponsors since our inception in 2006 and we may not be able to attract and maintain sponsors as our primary source of revenues.

A professional motorsports racing operation relies principally on three separate, but related, revenue sources for the funding of racing activities. They are sponsorship monies, race purse winnings and special race bonus opportunities.  These additional opportunities would include certain accomplishments completed during a race event such as leading the most laps during an event but not winning the event. There can be no assurance that we will be able to attract or obtain any or all of these sources of revenue.

Since our racing operation and business model requires that our operations be funded through sponsorship dollars, our ability to attract sponsors to fund racing operations will be a significant factor in our success or failure. We have had no sponsors since our inception in 2006 and there can be no assurance that we will be able to attract any sponsors.

We will need additional financing, which may not be available.

Our future success will depend on our ability to raise additional funds and our ability to raise future sponsorship money, which includes attracting sponsors for our racing teams. No commitments to provide additional funds have been made by management and no agreements with sponsors have been entered into. Our ability to arrange financing in the future will depend in part upon the prevailing capital market conditions, as well as our business performance. There can be no assurance that we will be successful in our efforts to arrange additional financing on satisfactory terms. If additional financing is raised by the issuance of our shares, control of the Company may change and stockholders may suffer additional dilution. If adequate funds are not available, or are not available on acceptable terms, we may not be able to take advantage of opportunities, or otherwise respond to competitive pressures and remain in business.

We are dependent on our key personnel.

Our management is currently controlled and operated by Roy P. Montgomery, President, and Ronnie E. Norwood, Chief Operations Officer, Secretary and Treasurer. Our success will depend in large part upon the continued services of these individuals. Mr. Montgomery presently devotes only 25% or less of his time to our business and Mr.  Norwood presently devotes approximately 10%of his time to our business. Notwithstanding, the death or loss of the services of any one of them or of any one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on these individuals. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that we will be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

We face significant racing competition.

We principally compete with other motorsports teams and advertising and public relations companies. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Our business revenue generation model is unproven and could fail.

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our present revenue model is to use our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to generate revenue depends, among other things, on our ability to achieve success with our management team’s limited time devoted to our business in the motorsports industry. The potential profitability of this business model is unproven for companies of our size. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability. If our business model is not successful we could be forced to curtail our operations.

The current downturn in the economy and decrease in consumer spending could reduce sanctioning fees received by our primary series.

Our Company’s revenue is indirectly contingent upon the viability of our sanctioning body Grand-Am.   Gran Am receives a portion of its revenue from sanctioning fees paid by track owners.  Due, to the current economic recession, track owners have sustained significant losses from reduced spectator spending as a result of a decrease in consumer discretionary spending.  The Grand Am series might be forced to delete certain markets from its schedule, therebv reducing the potential for us to compete and reducing our potential to attract sponsors.

The current recession and the downturn of the international auto industry could negatively affect the motorsports industry.

The current financial challenges, congressional hearings and cost restructuring facing the global auto industry has reduced the demand for the industry’s products and services.  Manufactures have elected to cease participation in various racing events, as well as decreasing the manufacture of certain models of automobiles which are represented in the Grand Am racing events our Company participates in.  Manufacturers have also reduced marketing budgets and funds for these events significantly.

The downturn in the current global economy could have a material impact on the results of our operations.

The current downturn in the economy has resulted in the decrease of marketing and promotional dollars from small and large companies and auto manufacturers.  This decrease has resulted in reduced spending directly related to the motorsports industry and correlates to a decrease in our sponsorship opportunities.

Our auditors have expressed substantial doubt as to whether our Company can continue as a going concern.

We have generated only limited revenues since our inception and have incurred substantial losses. We have had negative cash flow of approximately $862,044 since our inception. Our business plans estimate that we will need to raise $150,000 in additional capital to fund our operations through April 19, 2011 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

We will incur additional costs for being a small, public reporting company.

We will be a fully reporting and publicly traded company.  There will be additional non-operating costs associated with being a public company.  Additionally, we have a management team that is inexperienced  in managing publicly traded companies.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in this offering.

We do not currently anticipate declaring and paying dividends to our shareholders in the near future. It is our current intention to apply net earnings, if any, in the foreseeable future to increasing our working capital. Prospective investors seeking or needing dividend income or liquidity should, therefore, not purchase our common stock. There can be no assurance that we will ever have sufficient earnings to declare and pay dividends to the holders of our shares, and in any event, a decision to declare and pay dividends is at the sole discretion of our board of directors, who currently do not intend to pay any dividends on our common shares for the foreseeable future.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and may affect the ability of our stockholders to realize any trading price of our common stock when and if a trading market develops for our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. When this registration statement is declared effective, the selling stockholders may be reselling up to 30% of the issued and outstanding shares of our common stock. As a result of such registration statement, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property. Our offices are located at 6141 Quail Valley Ct. Riverside, Ca. 92507, which is leased Riverside Acceptance, LLC ,  a company in which Mr. O'Connell holds fifty percent of the economic interests.  We do not pay for our leased space.

ITEM 3.  LEGAL PROCEEDINGS

There are no legal proceedings pending involving the Company. We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been a public market for our common stock.  We are currently applying to Depository Trust Company to have our common stock made eligible for electronic trading on the OTCQB.  We have received the symbol SDSP from FINRA.

Dividends

While there are no restrictions that limit our ability to pay dividends, we have not paid, and do not currently intend to pay cash dividends on our common stock in the foreseeable future. Our policy is to retain all earnings, if any, to provide funds for operation and expansion of our business. The declaration of dividends, if any, will be subject to the discretion of our board of directors, which may consider such factors as our results of operations, financial condition, capital needs and acquisition strategy, among others.

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2010, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities during the past three years. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters.

Between  August 12, and August 15, 2008, we sold 150,000 shares of our common stock at a purchase price of $.20 per share to a total of 2 accredited investors.

From February, 2006 through February 2007, SpeedSport Branding, LLC, issued a total of $560,500 in Promissory Notes to 22 non-affiliated accredited investors. The Promissory Notes bore interest at 8% per annum. On June 3, 2008, upon the merger of SpeedSport Branding, LLC with the Company, the Promissory Notes, including principal and accrued interest were converted into a total of 3,039,590 shares of common stock of the Company.

On July 9, 2007, we borrowed $50,000 from Chester Montgomery, a family member of our CEO, Roy C. Montgomery. On January 31, 2008 and prior to the merger of SpeedSport Branding LLC into the Company, the indebtedness, including accrued interest was converted into 261,195 shares of common stock of the Company.

On July 5, 2006, we borrowed $2,400 from Roy C. Montgomery, our CEO. On January 31, 2008 and prior to the merger of SpeedSport Branding LLC into the Company, the indebtedness, including accrued interest was converted into 13,510 shares of common stock of the Company.

On March 4, 2006, we borrowed $102,066 from General Pacific Partners, LLC a company in which Kevin P. O'Connell is the managing member.  Mr. O'Connell is the managing member of Revete Capital Partners, LLC, Billington Brown Acceptance, LLC, and General Pacific Partners, LLC, which together hold a majority of our outstanding common shares.  Upon the merger of SpeedSport Branding LLC into the Company, the indebtedness, including accrued interest was converted into 516,280 shares of common stock of the Company.

On February 23, 2006, we borrowed a total of $128,595 from Billington Brown Acceptance, LLC, a company in which Kevin P. O'Connell in the managing member.  Mr. O'Connell is the managing member of Revete Capital Partners, LLC, Billington Brown Acceptance, LLC, and General Pacific Partners, LLC, which together hold a majority of our outstanding common shares.  Upon the merger of SpeedSport Branding LLC into the Company, the indebtedness, including accrued interest was converted into 770,865 shares of common stock of the Company.

Additionally, on January 31, 2008_we borrowed a total of $103, 256  from Revete Capital Partners, LLC ("Revete") and Billington Brown Associates, LLC., both of which companies'  managing member is Mr. O'Connell and whose majority membership interests are held by Mr. O'Connell.   On January 31, 2008 and prior to the merger of SpeedSport Branding LLC into the Company, the indebtedness, including all accrued interest, to Revete and BBA was converted into a total of 516,280 shares of common stock of the Company at a conversion price of $.20 per share.

On December 31, 2008, we acquired a Grand Am spec 997 GT-3 Porsche racecar from P-1.  The purchase price was $160,000, for which we issued 533,333 shares  ($.30 per share) of our common stock for the purchase of the race vehicle.

During 2008, the Company rented pit equipment from a related party Specialty Rentals, LLC, of which Kevin P. O'Connell is the Managing Member, for a total of $10,500.  On October 1, 2009, the Company issued 35,000 shares of common stock in payment of this obligation to Specialty Rentals, LLC.

Since inception Mr. O’Connell and his affiliates accrued a total of $97,500 in lease payments, maintenance payments and other payments as compared to our overall expenses of $1,196,289.  The lease payments of  $97,500 were paid by our company by the issuance of 325,000 shares of our common stock at $.30 per share.  Also, since inception, Mr. O’Connell’s affiliates, through stock subscriptions, loans, and other payments have provided a total of $591,386 in cash.

On October 1, 2010, the Company issued 35,000 shares of common stock to a vendor in payment of a $10,465 payable ($.30 cents per share)..

On October 20, 2010, the Company sold 250,000 shares of common stock to a non-affiliated shareholder purchased at .20 per share for $50,000.

On October 20, 2010, the Company issued 125,000 shares of stock to a related party in payment of services rendered valued at $25,000.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2010 and 2009 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

In addition to historical information, this Annual Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in Item 1A. above and the risk factors set forth in this Annual Report.  Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements.  The forward-looking statements made in this Annual Report are made as of the filing date of this Annual Report with the SEC, and future events or circumstances could cause results that differ significantly from the forward-looking statements included here.  Accordingly, we caution readers not to place undue reliance on these statements.  We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise after the date of this document.

Overview

This prospectus contains forward-looking statements that involve risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in this prospectus.

We are a small auto racing business that has participated primarily in the Grand Am Rolex Series sanctioned events.  We utilize our racecars to provide marketing and public relations services to sponsors desiring to use our racecars to market their product or service by having our vehicles carry their corporate brand. We have conducted limited operations to date.

Trends & Outlook

Revenue--Our revenue could be derived primarily from Sponsorship clients. In exchange for “sponsorship” money, our potential clients could place advertisements, corporate logos and images on our racecars.  Additionally, we may receive cash purses from the primary sanctioning body which is contingent upon our finishing position.  These purses range from $50,000 for top finishes to $3,000 for lower actual finishes.

Long-term, we cannot predict the growth or decline of our revenues. If certain standards set by potential sponsors are or are not met, our potential revenue would decrease.  Such standards would be agreed upon between the Company at the inception of the sponsor agreement and would be based upon the success of our team in competition and the ongoing interest in Grand Am racing.  Our success criteria includes but is not limited to on track success, hospitality, race event attendance and television viewers and overall media coverage.  We believe we currently satisfy these standards for potential sponsors.  In the event the company fails to satisfy these standards, certain potential sponsors would not establish a relationship with us.

Additionally, our success may be dependant on the global economy and the global auto industry.  A continued downturn in the economy could force global companies to reduce their marketing and promotion budgets which would reduce our potential revenues.  Also, the decrease in demand for the global auto industry’s products and services could reduce the amount and types of racing available to spectators.

Operating Expenses-- Our Operating expenses are currently attributed to the regular operations of the Company. These expenses include, but are not limited to, materials and parts, technical consulting, transportation, marketing, air and ground travel and administrative costs. These costs can vary depending on commodities such as fuel, the distance traveled, costs of advertising or changes in technical and engineering consulting fees.

Significant Accounting Policies

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates--These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Cash and Equivalents--We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Revenue Recognition--Our revenues, to date, has been derived from advertising, sponsors and from race purses. Revenue is recognized on an accrual basis as earned under contract terms.

Intangible and Long-Lived Assets--We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2010 no impairment losses were recognized.

Stock Based Compensation--We recognize expenses for stock-based compensation arrangements in accordance with provisions of Accounting Standards Codification 714. Accordingly, compensation cost is recognized for the excess of the estimated fair value of the stock at the grant date over the exercise price, if any. For equity instruments issued to non-employees,, the estimated fair value of the equity instrument is recorded on the earlier of the performance commitment date or the date the services required are completed.

Year Ended December 31, 2010 as compared to the Year Ended December 31, 2009

Revenues

Total revenues were $48,497 for the year ended December 31, 2010, representing a increase of $34,305 or 340% compared to $14,192 for the year ended December 31, 2009. The increase in revenue is as a result of an overall increase in the number of consulting and testing clients that were hired by the Company.  This is a result of an improvement on the domestic economy and more teams and sponsors interested in utilizing sports car racing for branding and marketing.  The company did not secure any sponsorship for events during these periods.

Cost of Revenues

There were no costs of revenues in either the twelve months ending December 31, 2010 or the twelve months ending December 31, 2009.

Operating Expenses

Operating expenses for the year ended December 31, 2010 were $124,039 or 255% of revenue as compared to $58,183 or 410% of revenue for the same period in 2009.  Expenses in 2010 included $81,296 for general & administrative and $42,743 for amortization and depreciation. The increase in expenses in 2010 are directly attributable to an increase in legal and accounting costs, and an increase in certain operating costs pertaining to costs related to testing for sports car consulting clients.

Expenses included in 2010 were: $3,000 in equipment rental as compared to nil in 2009, $4,220 in interest expenses compared to $6,822 in 2009, $13,549 in legal expenses compared to nil in 2009, $13,758 for racecar parts to $3,718 in 2009; $726 in race car fuel and nil in 2009; $569 in transfer agent fees compared to nil in 2009; and $2,703 in travel and transportation costs compared to nil in 2009.

Depreciation and Amortization

Depreciation and amortization are included in operating expenses and for the twelve months ended December 31, 2010 were $42,743, or 88% of revenue, as compared to $42,743, or 300% of revenue for the same period in 2009. The lack of change in depreciation and amortization expenses for 2010 is related to the use of the same depreciation scheduled used for our Porsche 997 GT-3 Rolex Series asset.

Interest Expense

Interest expense for the twelve months ended December 31, 2010 was $(4,192), or 8.6% of revenue as compared to $(3,655), or 26% of revenue for the same period in 2009. The increase in the interest expense for the year ended 2010 is due to the slight increase in the indebtedness of the Company.

Other Non-operating Income

The Company had no non-operating income in the twelve months ending December 31, 2010 and none for the corresponding period in 2009.

Net Loss

The net loss for the twelve months ended December 31, 2010 was ($79,734) or 164% of revenue as compared to a loss of ($46,682) or 330% of revenue for the same period in 2009. The increase loss for 2010 is attributable to the additional legal and accounting costs related to our efforts to improve our liquidity, the increase in the costs pertaining to our consulting clients, and the same depreciation expense as incurred in 2009 related to our Porsche GT-3 997 asset.

Liquidity & Capital Resources

Cash

Our primary source of liquidity is cash provided by financing activities. Net cash used in operations for the year ended December 31, 2010 was $30,835 as compared to $14,207 for the same period in 2009.  The increase in the use of cash was due to the increase in legal and accounting costs related to our efforts to improve liquidity for the company.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of ($79,734) and utilized cash in operating activities of $30,835 during the twelve months ended December 31, 2010. These matters raise substantial doubt about the Company’s ability to continue as a going concern.

Cash Flows for the Year Ended December 31, 2010

Operating activities for the twelve months ended December 31, 2010 used $30,835 in cash. The Company had accounts receivable for the year ended December 31, 2010 of $15,000 and nil for the same period in 2009. The Company also had no trade accounts payable during either period.

The company had related party payables outstanding for the year ended December 31, 2010 of $525 compared to $525 for the same period ended December 31, 2009. The company had accrued interest payable of $2004 for the year ended December 31, 2010 compared to $681 for the year ending 2009. The increase accrued interest payable was due to a slight increase in current liabilities of the Company.

The Company raised $20,094 in cash from financing activities net of repayments of debt.

Stockholder Matters

Total stockholder’s deficit was $(1,234,387) on December 31, 2010, or $(0.01) per share outstanding and was $(1,154,653) or $(0.07) per share outstanding on December 31, 2009.

Management expects to raise $150,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

 For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Fifty Thousand dollars ($150,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of  ground and air travel expenses, rental cars fees,  local bus transportation and hotel expenses; $3,000 for marketing and promotion; $20,000 for legal and accounting; $20,000 for engineers and consultants; $25,000 for replacement parts, $20,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $20,000 for debt service of all Company notes payable; and $20,000 in miscellaneous expenses consisting of: specialty vinyl and lettering services and apparel for competition vehicles; crew members and drivers expenses; fees for utilization of  tracks for testing; non- race day fuel and tires; potential marketing costs for sponsors admission fees credentials, and hosting costs.

The Company has no outstanding lease payments due for the lease of race cars at this time.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations.  Additionally, the Company may elect to draw down additional proceeds from its line of credit with General Pacific Partners, LLC.  There can be no assurance that we will be able to raise any additional equity or debt capital.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock.  At December 31, 2010, the company had cash of approximately $55,012 in cash and accounts receivable.

In September of 2009, the company established an unsecured line of credit, with a maximum draw down limit of $450,000, with General Pacific Partners. The terms of the line of credit provide for interest at 10% per annum on all balances; quarterly interest payments on outstanding balances and is limited to a maximum quarterly draw down on the line of $100,000.  The availability of funds from this line of credit is subject to the approval of Mr. O'Connell.   As of December  31, 2010, a total of $40,000 has been drawn on the line of credit.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” SFAS No. 123R replaced SFAS No. 123 and superseded Accounting Principles Board Opinion No. 25. SFAS No. 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statements. On April 14, 2005, the Securities and Exchange Commission issued an announcement amending the compliance dates for the FASB's SFAS 123R that addresses accounting for equity based compensation arrangements. Under SFAS 123R registrants would have been required to implement the standard as of the beginning of the first interim or annual period that begins after June 15, 2005. The Commission's new rule will allow companies to implement SFAS 123R at the beginning of the next fiscal year after June 15, 2005. The Company adopted SFAS 123R in the first quarter 2006. The adoption of SFAS No. 123R did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. APB Opinion No. 29, “Accounting for Non-monetary Transactions,” provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. Under APB Opinion No. 29, an exchange of a productive asset for a similar productive asset was based on the recorded amount of the asset relinquished. SFAS No. 153 eliminates this exception and replaces it with an exception of exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 became effective for our Company as of July 1, 2005. The Company will apply the requirements of SFAS No. 153 on any future non-monetary exchange transactions.

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations--an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. The adoption of FIN No. 47 did not have a material impact on our financial condition or results of operations.

Note 1.  In May 2005,  the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections, a replacement of APB No. 20 and FASB Statement No. 3” (“SFAS No. 154”).  SFAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable.  APB Opinion No. 20 “Accounting Changes,” previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle.  This statement is effective for our Company as of January 1, 2006. The adoption of SFAS No. 154 did not have a material impact on our financial statements.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. The Company adopted SFAS 123(R) in the first quarter of 2006. The adoption did not have a material effect on the results of operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

Internal Control Over Financial Reporting.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system was designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of financial statements.

All internal controls over financial reporting, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention or overriding of controls.  Therefore, even effective internal control over financial reporting can provide only reasonable, and not absolute, assurance with respect to financial statement preparation and presentation.  Further, because of changes in conditions, the effectiveness of internal controls over financial reporting may vary over time.  Because of its inherent limitations, internal control over financial reporting may also fail to prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery, our Chief Executive Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of December  31, 2010, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Disclosure Controls and Procedures.

As of December 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery, our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of December 31, 2010, the disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of the Registered Public Accounting Firm

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  As a smaller reporting company, management’s report is not subject to attestation by our registered public accounting firm.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Current Executive Officers and Directors

The following table sets forth information regarding the Company’s current executive officers and directors of the Company. The Board of Directors is comprised of only one class. Except as otherwise described below, all of the directors will serve until the next annual meeting of stockholders or until their successors are elected and qualified, or until their earlier death, retirement, resignation or removal. Also provided herein are brief descriptions of the business experience of each director and executive officer during the past five years, the specific experience, qualifications, attributes or skills that led to the conclusion that such person should serve as a director and an indication of directorships held by each director in other companies subject to the reporting requirements under the federal securities laws.

Name	Age	Position
Roy C. Montgomery	43	Chairman of the Board & CEO
Ronald E. Norwood	44	Chief Operating Officer,Secretary & Treasurer

Roy C. Montgomery— Presently through 2004, Mr. Montgomery has been involved in private equity and asset management firms with particular focus in equities management, structured investments, private and public financings, acquisitions and dispositions and corporate restructuring. He is the Chief Operations Officer of General Pacific Partners, LLC, a southern California firm providing direct equity sponsorship and advisory services to public and private companies.  During this period, Mr. Montgomery was involved in various motorpsorts organizations and served as the Technical Director and consultant to various racing companies in southern California.   In 2004, Montgomery became a NASD securities licensed financial advisor and a representative of the Northwestern Mutual Financial Network.  From 2004 to 1996 Montgomery entered into a partnership with his father Chester Montgomery developing a large Manufacturing Facility specializing in large Sub-Sea wellhead components and was named V.P. of Operations, directly involved with manufacturing, purchasing and engineering.  From 1994 to 1993 after Montgomery Machine was sold, Montgomery founded a commercial service company servicing commercial kitchen equipment for some of the largest nationally recognized fast food chains in the United States.  From 1993 to 1986 managed the early stage efforts of several large volume/large capacity sub-sea well head manufacturing facilities in Houston, Texas.  Mr. Montgomery was responsible for QA/QC and the integration of ISO 1990/9002 QA/QC control systems, a nationally recognized standard of documented procedures and standards recognized by all international suppliers.   Montgomery has completed training in Computer Science and Mechanical Engineering. Mr. Montgomery devotes approximately 25% of his time to our business.

Ronald E. Norwood—Since 1985 Mr. Norwood has been a real estate owner, developer and property manager specializing in residential income and single family homes.  He is a founding principal of Norwood Properties and handles responsibilities for originating and sourcing potential properties, directing acquisitions and dispositions and managing a staff that oversees day to day management of all real property assets.    Mr. Norwood has completed classes in Business Administration and Real Estate at the University of Houston.   Mr. Norwood devotes up to 10% of his time to our business.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

(a)
Had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(b)	Been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
Been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; and

(d)
Been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2010, our directors and executive officers complied with Section 16(a) filing requirements applicable to them

Code of Ethics

On December 15, 2010, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers.  A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located 6141 Quail Valley Ct. Riverside, Ca. 92507

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

On December 15, 2010, we adopted a nominating committee charter. Under such charter, while there have been no material changes to the procedures by which our shareholders may recommend nominees to the board of directors, the board of directors may take into consideration as one of the factors in its evaluation of shareholder-recommended nominees, the size and duration of the share holdings of the recommending shareholder or shareholder group in relation to the total outstanding shares of the Company. The board of directors may also consider the extent to which the recommending shareholder intends to continue holding its interest in the Company, including, in the case of nominees recommended for election at an annual meeting of shareholders, whether the recommending shareholder intends to continue holding its interest at least through the time of such annual meeting.

Board of Directors

Director Qualifications

We seek directors with established strong professional reputations and experience in areas relevant to the strategy and operations of our businesses.  We also seek directors who possess the qualities of integrity and candor, who have strong analytical skills and who are willing to engage management and each other in a constructive and collaborative fashion.  We also seek directors who have the ability and commitment to devote significant time and energy to service on the Board and its committees.  We believe that all of our directors meet the foregoing qualifications.

Certain of our directors have strong technological backgrounds that are relevant to our industry.  Certain of our directors have backgrounds in accounting, public company reporting, compliance and management.  We believe that the backgrounds and skills of our directors bring a diverse range of perspectives to the Board.

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2010, the Board of Directors did not meet but took action by unanimous written consent four times.   Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)	All Other Compensation ($)
Roy C. Montgomery, Chairman of the Board & CEO	2010 2009 2008 2007	$ 0 0 0 0	$ 0 0 0 0	$ 0 0 0 0	$ 0 0 0 0

Ronald E. Norwood, Chief Operating Officer	2010 2009 2008 2007	$ 0 0 0 0	$ 0 0 0 0	$ 0 0 0 0	$ 0 0 0 0

Employment Agreements

There are no employment agreements with Management.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2010.

Indemnification of Officers and Directors

We are a Nevada corporation, and accordingly, we are subject to the corporate laws under the Nevada Revised Statutes. Pursuant our articles of incorporation and Nevada’s Revised Business Statutes, our bylaws contain the following indemnification provision for our directors and officers:

“The corporation shall indemnify directors, officers, employees, and agents of the corporation to the extent required by the Nevada Revised Statutes and shall indemnify such individuals to the extent permitted by the Nevada Revised Statutes. The corporation may purchase and maintain liability insurance, or make other arrangements for such obligations or otherwise, to the extent permitted by the Nevada Revised Statutes.”

Such indemnification provision may be sufficiently broad to permit indemnification of our executive officers and directors for liabilities (including reimbursement of expenses incurred) arising under the Securities Act. We do not currently carry directors’ and officers’ liability insurance covering our directors and officers, but we have plans to do so. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable. No pending material litigation or proceeding involving our directors, executive officers, employees or other agents as to which indemnification is being sought exists, and we are not aware of any pending or threatened material litigation that may result in claims for indemnification by any of our directors or executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  December 31, 2010, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2011, there were 16,025,873 shares of our common stock outstanding.

The number of shares of common stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within sixty (60) days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of December 31, 2010 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name	No. of Shares Owned	% of Stock Outstanding
Revete Capital Partners, LLC*	5,400,000	34.50
General Pacific Partners, LLC*	4,166,280	26.62
Billington Brown Acceptance, LLC *	770,865	4.93
P-1, Inc. *	708,333	4.53
Chester Montgomery**	362,170	2.30
Specialy Rentals, LLC *	35,000	.02
Roy C. Montgomery	88,510	0.57
Ronald E. Norwood	97,585	0.62
Diectors & Officers as a Group	100,000	0.9
Total	11,778,743	75.13%

*Kevin P. O’Connell is the managing member of Revete’ Capital Partners, LLC, General Pacific Partners, LLC), Billington Brown Acceptance, LLC and Specialty Rentals, LLC, and the majority shareholder of P-1, Inc.

**Chester Montgomery is the father of Roy Montgomery, CEO and Chairman of the Board of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

On July 9, 2007, we borrowed $50,000 from Chester Montgomery, a family member of our CEO, Roy C. Montgomery.  On January 31, 2008 and prior to the merger of SpeedSport Branding LLC into the Company, the indebtedness totaling $52,239, including accrued interest was converted into 261,195 shares of common stock of the Company.

In March of 2007, the company leased a truck to P-1, Inc., a related party, for $866 per month.

On July 5, 2006, we borrowed $2,400 from Roy C. Montgomery, our CEO.   On January 31, 2008 and prior to the merger of SpeedSport Branding LLC into the Company, the indebtedness totaling $2,702, including accrued interest was converted into 13,510 shares of common stock of the Company.

On March 4, 2006, we borrowed $102,066 from General Pacific Partners, LLC a company whose managing member and majority membership interests are held by Kevin P. O'Connell.

Mr. O'Connell is the managing member of Revete Capital Partners, LLC and Billington Brown Acceptance, LLC.  On January 31, 2008 and prior to the merger of SpeedSport Branding LLC into the Company, the  indebtedness totaling $103,256, including accrued interest was converted into 516,280 shares of common stock of the Company.

On February 23, 2006, we borrowed a total of $128,595 from Billington Brown Acceptance, LLC upon the merger of SpeedSport Branding LLC into the Company, the indebtedness totaling $154,173, including accrued interest was converted into 770,865 shares of common stock of the Company on January 31, 2008.

On January 31, 2008 Michael K. Speakman converted $63,000 in a note into 315,000 shares of common stock. Mr. Speakman ceased to be a related party on June 3, 2008.

Total related party notes converted in 2008 were $375,370 in exchange for 1,876,850 common shares.

On February 1, 2007, we entered into an agreement to lease our race vehicles from P-1, Inc. ("P-1"), a company in which Kevin O’Connell is a majority shareholder.  Our leasing agreement stipulates that we pay P-1 $7,500 per sprint race event and $15,000 per endurance event in which we lease a P-1 owned race car.  Additionally, we must reimburse P-1 for any crash damage that may be sustained in a race.  For the years 2007 we incurred lease fees of $37,500 and for 2008 we incurred leasing fees of $60,000 for a total of $97,500.  On September 1, 2009, the Company committed to issue 325,000 shares in settlement of a debt to a related party P-1, Inc. totaling $97,500.  As of December 31, 2009, 175,000 shares have been issued to convert $52,500 of the debt.  The remaining debt of $45,000, representing 150,000 shares, is reflected on the balance sheet as stock subscriptions payable.

Mr. O’Connell holds fifty percent of the membership interests in Riverside Acceptance, LLC an entity in Riverside California where our leased cars and equipment are managed and stored.  He is the co-managing member of the entity.

On December 31, 2008, we acquired a Grand Am spec 997 GT-3 Porsche racecar (the (the "997 Porsche") from P-1. The value of the race vehicle was $160,000.  The purchase price was $160,000, for which we issued 533,333 shares ($.30 per share) of our common stock for the purchase of the race vehicle.

During 2008, the Company rented pit equipment from a related party Specialty Rentals, LLC, of which Kevin P. O'Connell is the Managing Member, for a total of $10,500.  On October 1, 2009, the Company issued 35,000 shares of common stock in payment of this obligation to Specialty Rentals, LLC.

On December 31, 2008, the Company issued 44,890 shares of stock for a debt of $8,978 to Chester Montgomery for managerial consulting services.

In September of 2009, General Pacific Partners, LLC established an unsecured line of credit under its name for the company with a limit of $450,000.  To date, no more than $50,000 as been drawn on the line which has no balance on the line at the current time.

In 2009, the Company borrowed a total of $53,225 from two related parties General Pacific Partners, LLC and Billington Brown Acceptance, LLC.  The loans are due on demand, are unsecured and bear interest at 8%.

In the year ended December 31, 2010,the company borrowed an additional $9,600 from General Pacific Partners, LLC bringing the total to $63,525 .

Director Independence

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Ronald R. Chadwick P.C., ("Chadwick") whom we engaged on March 1, 2007.  The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Chadwick for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, was $23,245. The aggregate fees billed by Chadwick for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2009, was $5,418.

Audited-Related Fees

For the year ended December 31, 2010, there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2009, there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2010, the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2009, the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2010 and December 31, 2009, there were no other fees billed by Chadwick for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

ITEM 15. EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the consolidated financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description

3(i).1	Articles of Incorporation of SpeedSport Branding, Inc., as amended *
3(ii).1	Corporate Bylaws for SpeedSport Branding, Inc. *
10.1	Equipment Lease Agreement between SpeedSport Branding, LLC and P-1, LLC*
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer

(*Previously filed with Form S-1)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SpeedSport Branding, Inc. (Registrant)

Date: April 11, 2011	By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roy C. Montgomery	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 11, 2011
Roy C. Montgomery	(Principal Executive Officer and Principal Financial Officer)

/s/ Ronald E. Norwood	Secretary and Treasurer	April 11, 2011
Ronald E. Norwood

Speedsport Branding, Inc.
(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

Speedsport Branding, Inc.
(A Development Stage Company)
Financial Statements

i

RONALD R. CHADWICK, P.C.
Certified Public Accountant
2851 South Parker Road, Suite 720
Aurora, Colorado  80014
Telephone (303)306-1967
Fax (303)306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Speedsport Branding, Inc.
Newport Beach, California

I have audited the accompanying balance sheets of Speedsport Branding, Inc. (a development stage company) as of December 31, 2009 and 2010 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material  respects, the financial position of Speedsport Branding, Inc. as of December 31, 2009 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 6 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 6. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado	/s/ Ronald R. Chadwick, P.C.
April 4, 2011	RONALD R. CHADWICK, P.C.

Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2009	Dec. 31, 2010

ASSETS

Current assets
Cash	$50,003	$40,012
Accounts receivable	-	15,000
	50,003	55,012

Fixed assets - net	140,313	97,570

Total Assets	$190,316	$152,582

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$-	$5,494
Accrued interest payable	681	2,004
Accrued payables - related parties	525	525
Notes payable - related parties	53,225	23,319
Notes payable - current	18,388	9,465
Stock subscription payable	45,000	45,000
Total current liabilties	117,819	85,807

Notes payable	988	-

Total Liabilities	118,807	85,807

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
15,650,873 (2009) and 16,025,873 (2010)
shares issued and outstanding	15,651	16,026
Additional paid in capital	1,210,511	1,285,136
Deficit accumulated during the development stage	(1,154,653)	(1,234,387)

Total Stockholders' Equity	71,509	66,775

Total Liabilities and Stockholders' Equity	$190,316	$152,582

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Jan. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2010

Revenues	$2,379	$38,103	$113,530
Lease income - related party	11,813	10,394	41,263
	14,192	48,497	154,793

Operating expenses:
Amortization & depreciation	42,742	42,743	185,689
General and administrative	15,441	81,296	1,109,499
	58,183	124,039	1,295,188
Operating - other:
Gain on asset sales	964	-	16,359

Gain (loss) from operations	(43,027)	(75,542)	(1,124,036)

Other income (expense):
Interest expense	(3,655)	(4,192)	(110,351)

Income (loss) before provision for income taxes	(46,682)	(79,734)	(1,234,387)

Provision for income tax	-	-	-

Net income (loss)	$(46,682)	$(79,734)	$(1,234,387)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.01)

Weighted average number of common shares outstanding	15,507,956	15,713,373

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock (1)			During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at January 10, 2006	-	$-	$-	$-	$-

Shares issued to founders for services 1/12/06	10,125,000	10,125			10,125

Shares issued for cash	150,000	150	29,850		30,000

Gain (loss) for the year				(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	$10,275	$29,850	$(653,409)	$(613,284)

Related party debt relief			36,529		36,529

Gain (loss) for the year				(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	$10,275	$66,379	$(975,953)	$(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434		1,072,530

Shares issued for services	25,000	25	4,975		5,000

Shares issued for services	44,890	45	8,933		8,978

Gain (loss) for the year				(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	$15,441	$1,147,721	$(1,107,971)	$55,191

Shares issued in conversion of debt	210,000	210	62,790		63,000

Gain (loss) for the year				(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	$15,651	$1,210,511	$(1,154,653)	$71,509

Shares issued for cash	250,000	250	49,750		50,000

Shares issued for services	125,000	125	24,875		25,000

Gain (loss) for the year				(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	$16,026	$1,285,136	$(1,234,387)	$66,775

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2010
Cash Flows From Operating Activities:
Net income (loss)	$(46,682)	$(79,734)	$(1,234,387)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	42,742	42,743	185,689
Stock issued for services	-	25,000	49,103
Non cash lease income	(11,813)	(10,394)	(32,601)
Non cash interest expense (net)	2,184	1,806	7,799
(Gain) Loss on asset sales	(964)	-	(16,359)
Increase in accounts receivable	-	(15,000)	(15,000)
Accrued payables	326	5,494	85,187
Accrued payables - related parties	-	-	108,525
Net cash provided by (used for) operating activities	(14,207)	(30,085)	(862,044)

Cash Flows From Investing Activities:
Funds loaned to related party	12,850	-	12,850
Collections of related party loans	(12,850)	-	(12,850)
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	2,400	-	132,400
Net cash provided by (used for)investing activities	2,400	-	(251,405)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	104,875	256,714	1,957,374
Notes & loans payable - payments	(52,253)	(286,620)	(883,913)
Issuance of common stock	-	50,000	80,000
Net cash provided by (used for)financing activities	52,622	20,094	1,153,461

Net Increase (Decrease) In Cash	40,815	(9,991)	40,012

Cash At The Beginning Of The Period	9,188	50,003	-

Cash At The End Of The Period	$50,003	$40,012	$40,012

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$25,000	$49,103
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$63,000	$-	$1,172,059

Supplemental Disclosure
Cash paid for interest	$1,144	$1,096	$21,813
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Speedsport Branding, Inc. (the “Company”), was incorporated in the State of Nevada on January 10, 2006. The Company designs and assembles motorsport racecars for its own use, and competes in organized racing events. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business. Speedsport Branding, LLC was formed in the State of California on January 26, 2006. On May 15, 2008, in a merger classified as a transaction between parties under common control, the sole membership interest owner in Speedsport Branding, LLC exchanged 30,000 membership interests for 150,000 common shares in Speedsport Branding, Inc. Subsequent to the consummation of the merger Speedsport Branding, LLC ceased to exist. The results of operations of Speedsport Branding, Inc. and Speedsport Branding, LLC have been combined from January 26, 2006 forward through the date of merger.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2009 and 2010 the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2009 or 2010.

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

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

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

Products and services, geographic areas and major customers

The Company earns revenue from race purses and the sale of advertising to racing sponsors, but does not separate sales of different activities into operating segments. The Company had limited revenues in 2009 and 2010 from a small client base. Revenue in both years included lease income from the lease of a vehicle to a related party.

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

In February 2007, the Company signed an agreement to lease a race car from a related party.  Under the terms of the agreement the Company leases the race car for specific races and pays $7,500 per race for use.  The term is on a per event basis and has no end date.  General and administrative expense on the statement of operations includes $37,500 at December, 31, 2008. The total amount owed at December 31, 2008 was $75,000 and was converted 250,000 shares of stock on that date.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

NOTE 2. RELATED PARTY TRANSACTIONS (Continued):

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

On September 1, 2009, the Company committed to issue 325,000 shares in settlement of  a debt to a related party totaling $97,500.  As of December 31, 2009, 175,000 shares have been issued to convert $52,500 of the debt.  The remaining debt of $45,000, representing 150,000 shares, is reflected on the balance sheet as stock subscriptions payable.

In 2009, the Company borrowed $53,225 from two related parties.  The loans are due on demand, are unsecured and bear interest at 8%.  In 2010, this loan balance decreased to $23,319.

On October 20, 2010, the Company issued 125,000 shares of stock to a related party in payment of services rendered for $25,000.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,
	2009	2010
Racecars and equipment	$168,090	$168,090

Trucks and other vehicles	45,623	45,623

	213,713	213,713
Less accumulated depreciation	(73,400)	(116,143)

Total	$140,313	$97,570

Depreciation expense in 2009 and 2010 was $42,742 and $42,743.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

NOTE 4. NOTES PAYABLE

	December 31,
	2009	2010
Notes payable to related parties,
unsecured, due on demand,
interest rate 8%	$53,225	$23,319

Note payable to bank,
secured, interest rate 7.24%	10,918	920

Note payable to bank,
secured, interest rate 17%	8,458	8,545
	72,601	32,784
Less current portion	(71,613)	(32,784)

Long-term portion	$988	$-

Required principal payments from December 31, 2010 forward are as follows:

2011	$32,784
2012	-
2013	-
2014	-
2015	-
$32,784

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2009 and 2010 the Company had net operating loss carryforwards of approximately $150,083 and $229,817 which begin to expire in 2026. The deferred tax asset of $30,017 and $45,963 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2009 and 2010 was $9,336 and $15,947.

Speedsport Branding, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Years Ended December 31, 2009 and 2010
 And For The Period From January 10, 2006 (Inception)
Through December 31, 2010

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the year ended December 31, 2010, but if able to attract financing for operations anticipates generating revenues in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.