Form 10-Q
period 2011-03-31
SpeedSport Branding, inc.
filed 2011-05-13
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐     No ☒

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

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

Speedsport Branding, Inc.

TABLE OF CONTENTS

		Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at March 31, 2011 (unaudited) and December 31, 2010 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2011 and 2010 and the period from January 10, 2006 (inception) to March 31, 2011 (unaudited)	4

	Condensed Statements of Cash Flows for the three months ended March 31, 2011 and 2010 and the period from January 10, 2006 (inception) to March 31, 2011 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	11

Item 4.	Controls and Procedures	11

Item 6.	Exhibits	11

	Signatures	12

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

		March 31, 2011
	Dec. 31, 2010	(Unaudited)

ASSETS

Current assets
Cash	$40,012	$50,037
Accounts receivable	15,000	15,000
Total current assets	55,012	65,037

Fixed assets - net	97,570	89,178

Total Assets	$152,582	$154,215

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,494	$4,144
Accrued interest payable	2,004	1,416
Accrued payables - related parties	525	525
Notes payable - related parties	23,319	41,270
Notes payable - current	9,465	8,643
Stock subscription payable	45,000	45,000
Total current liabilties	85,807	100,998

Notes payable	-	-

Total Liabilities	85,807	100,998

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
16,025,873 shares issued and outstanding	16,026	16,026
Additional paid in capital	1,285,136	1,285,136
Deficit accumulated during the development stage	(1,234,387)	(1,247,945)

Total Stockholders' Equity	66,775	53,217

Total Liabilities and Stockholders' Equity	$152,582	$154,215

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Jan. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31, 2010	March 31, 2011	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$2,800	$-	$113,530
Lease income - related party	2,599	1,161	42,424
	5,399	1,161	155,954

Operating expenses:
Amortization & depreciation	10,686	8,392	194,081
General and administrative	15,176	6,376	1,115,875
	25,862	14,768	1,309,956
Operating - other:
Gain on asset sales	-	-	16,359

Gain (loss) from operations	(20,463)	(13,607)	(1,137,643)

Other income (expense):
Interest income	-	257	257
Interest expense	(919)	(208)	(110,559)

Income (loss) before provision for income taxes	(21,382)	(13,558)	(1,247,945)

Provision for income tax	-	-	-

Net income (loss)	$(21,382)	$(13,558)	$(1,247,945)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,650,873	16,025,873

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31, 2010	March 31, 2011	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(21,382)	$(13,558)	$(1,247,945)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	10,686	8,392	194,081
Stock issued for services	-	-	49,103
Non cash lease income	(2,599)	(1,161)	(33,762)
Non cash interest income/expense (net)	476	340	8,139
Gain (loss) on asset sales	-	-	(16,359)
Increase in accounts receivable			(15,000)
Accrued payables	3,834	(1,938)	83,249
Accrued payables - related parties	-	-	108,525
operating activities	(8,985)	(7,925)	(869,969)

Cash Flows From Investing Activities:
Funds loaned to related party	-	-	12,850
Collections of related party loans	-	-	(12,850)
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400
Net cash provided by (used for) investing activities	-	-	(251,405)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	50,000	114,750	2,072,124
Notes & loans payable - payments	(40,583)	(96,800)	(980,713)
Sales of common stock	-	-	80,000
financing activities	9,417	17,950	1,171,411

Net Increase (Decrease) In Cash	432	10,025	50,037

Cash At The Beginning Of The Period	50,003	40,012	-

Cash At The End Of The Period	$50,435	$50,037	$50,037

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$-	$24,103
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure

Cash paid for interest	$289	$201	$20,918
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

SPEEDSPORT BRANDING, INC.
NOTES TO FINANCIAL STATEMENTS
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

Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and disclosures required by generally accepted accounting principles for complete financial statements. All adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the interim periods have been made and are of a recurring nature unless otherwise disclosed herein. The results of operations for such interim periods are not necessarily indicative of operations for a full year.

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

Property and equipment

Property and equipment are recorded at cost and depreciated under accelerated or straight line methods over each item's estimated useful life.

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

SPEEDSPORT BRANDING, INC.
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  (Continued):

Advertising costs

Advertising costs are expensed as incurred.

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

Since February of 2007, we have participated in the Grand Am Rolex Series events using Rolex Series GT (Grand Touring) production based automobiles that we have leased from P-1, Inc. a company whose majority shareholder is Kevin P. O’Connell.  We participated in four road racing events in 2006, six in 2007 and nine races in 2008.  The last race in which we participated was in September of 2008 at Miller Motorsports Park in Toole, Utah.   Our cessation in racing was due primarily to the lack of availability of capital due to a downturn in the economy.  We did not enter any events in 2009,  2010 or the first Quarter of 2011.

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

We have not generated any revenue from sponsorships or the sale of advertising space.  Our losses from inception through the period ended March 31, 2011 was ($1,247,945).

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

In 2009 and 2010, due to the downturn in the overall economy and the lack of sponsorship for our company, we did not enter of participate in any of the Grand-Am Rolex Series race series in North America.

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

 Revenue is expected to be derived from the sale of advertising space from sponsors on each vehicle we enter in a Grand Am race and from winning a share of cash purses that are provided by Grand Am event sponsors. In addition, we intend to utilize professionally race prepared Sports Cars to provide marketing and public relations services to clients desiring to use our racing sports cars to market their products or services by having our vehicles promote their brand by carrying their logo. However, we have had no advertisers, sponsors or public relations clients to date, and there are no present commitments from advertisers, sponsors, or public relations clients.  There can be no assurance that we will be able to obtain any such advertising revenue, sponsorships or public relations clients in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

If we are able to obtain additional funding, we intend to enter additional Grand Am racing events, obtain various types of equipment, hire, on a consultative basis, engineers and professionals that we will need to enter events, and to purchase the replacement parts that we may need in the event of mechanical failures throughout a racing event.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Revenues

Total revenues for the three months ended March 31, 2011 were $1,161 compared to $5,399 for the same period ending March 31, 2010, representing a decrease of 465% from the same period in 2010. The decrease in revenue for the quarter was due to lack of non recurring consulting income for the period.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2011 or the three months ended March 31, 2010.

Operating Expenses

Operating expenses for the three months ended March 31 2011 were $14,768 or 1,272% of revenue compared to $25,862 or 479% of revenue for the same period ended March 31, 2010.  The decrease was due to an overall decrease in general and administrative expenses, including $6,150 in accounting expenses and $208 in legal expenses.  Depreciation and amortization expenses for the three months ended March 31, 2011 was $8,392 or 723% of revenue compared to $25,862 or 281% of revenue for the same period in 2010.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31 2011 were $(208) or 18% of revenue compared to $919 or 17% of revenue for the period ended March 31, 2010. The decrease for the three months period ended March 31, 2011 as compared to the same period in 2010 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the three month ended March 31, 2011of $257 compared to nil for the same period in 2010.

Net Loss

Net loss for the three months ended March 31, 2011 was $(13,558) or 1168% of revenue compared to $(21,382) or 396% of revenue for the same period ended March 31, 2010.  The decrease in the net loss for this period in 2011 is due to a decrease in general and administrative costs, specifically legal and accounting costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2011 was $17,950 as compared to $9,417 for the period ended March 31, 2010.   During the three months ended March 31, 2011 we used $17,950 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(13,558) and utilized cash in operating activities of $17,950) during the three months ended March 31, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2011 the Company had current assets that exceeded current liabilities by $53,217.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2011.

Operating activities for the three months ended March 31, 2011 produced no cash.  There were accounts receivables generated during the quarter of $15,000.  As of March 31, 2011 accounts payable decreased to $4,144 compared to $5,494 for the same period in 2010.   Depreciation and amortization for the three months ended March 31, 2011 totaled $8,392, a decrease of $2,294 from a total of $10,686 for the same period in 2010. There were no prepaid expenses for the period.

Net cash provided by financing activities was $17,950 for the three months ended March 31, 2011, compared to $9,417 for the same period of 2010.  There was a net increase in cash of $10,025 for the three months ended March 31, 2011, as compared to a net increase in cash of $432 for the same period in 2010.

Stockholder Matters

Stockholder’s equity was $53,217 on March 31, 2011, or $ 0.003 per share outstanding.  As of March 31, 2011 stockholder’s equity was $66,775 or $ 0.004 per share outstanding.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2011, the company sold 250,000 shares of its common stock at $.20 per share resulting in proceeds of $50,000. These shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock is being utilized for the development and marketing of SpeedSport Branding, Inc..

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document

31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDSPORT BRANDING, INC.

Date: May 13, 2011	By:	/s/ Roy C. Montgomery
Roy C. Montgomery Chief Executive Officer/Chief Financial Officer