Form 10-Q
period 2011-06-30
SpeedSport Branding, inc.
filed 2011-08-15
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011 the Company had 16,025,873  shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer☐	Smaller reporting company ☒

Speedsport Branding, Inc

TABLE OF CONTENTS

		Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at June 30, 2011 (unaudited) and December 31, 2010 (audited)	3

	Condensed Statements of Operations for the six months ended June 30, 2011 and 2010 and the period from January 10, 2006 (inception) to June 30, 2011 (unaudited)	4

	Condensed Statements of Cash Flows for the six months ended June 30, 2011 and 2010 and the period from January 10, 2006 (inception) to June 30, 2011 (unaudited)	5 - 6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 6.	Exhibits	14

	Signatures	15

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

	Dec. 31, 2010	June 30, 2011 (Unaudited)

ASSETS

Current assets
Cash	$40,012	$48,530
Accounts receivable	15,000	15,000
Total current assets	55,012	63,530

Fixed assets - net	97,570	80,786

Total Assets	$152,582	$144,316

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,494	$3,544
Accrued interest payable	2,004	1,483
Accrued payables - related parties	525	525
Notes payable - related parties	23,319	47,535
Notes payable - current	9,465	8,645
Stock subscription payable	45,000	45,000
Total current liabilties	85,807	106,732

Notes payable	-	-

Total Liabilities	85,807	106,732

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 16,025,873 shares issued and outstanding	16,026	16,026
Additional paid in capital	1,285,136	1,285,136
Deficit accumulated during the development stage	(1,234,387)	(1,263,578)

Total Stockholders' Equity	66,775	37,584

Total Liabilities and Stockholders' Equity	$152,582	$144,316

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					Jan. 10, 2006
	Three Months	Six Months	Three Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	June 30, 2010	June 30, 2010	June 30, 2011	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$3,343	$6,143	$-	$-	$113,530
Lease income - related party	2,599	5,197	-	1,161	42,424
	5,942	11,340	-	1,161	155,954

Operating expenses:
Amortization & depreciation	10,685	21,371	8,392	16,784	202,473
General and administrative	16,413	31,589	6,876	13,252	1,122,752
	27,098	52,960	15,268	30,036	1,325,225
Operating - other:
Gain on asset sales	-	-	-	-	16,359

Gain (loss) from operations	(21,156)	(41,620)	(15,268)	(28,875)	(1,152,912)

Other income (expense):
Interest income	-	-	135	392	392
Interest expense	(809)	(1,728)	(499)	(707)	(111,058)

Income (loss) before provision for income taxes	(21,965)	(43,348)	(15,632)	(29,190)	(1,263,578)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(21,965)	$(43,348)	$(15,632)	$(29,190)	$(1,263,578)

Net income (loss) per share (Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,650,873	15,650,873	16,025,873	16,025,873

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2010	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(43,348)	$(29,190)	$(1,263,578)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	21,371	16,784	202,473
Stock issued for services	-	-	49,103
Non cash lease income	(5,197)	(1,161)	(33,762)
Non cash interest income/expense (net)	323	316	8,115
Gain (loss) on asset sales	-	-	(16,359)
Increase in accounts receivable	-	-	(15,000)
Accrued payables	6,444	(1,950)	83,238
Accrued payables - related parties	-	-	108,525
Net cash provided by (used for) operating activities	(20,407)	(15,201)	(877,245)

Cash Flows From Investing Activities:
Funds loaned to related party	-	-	12,850
Collections of related party loans	-	-	(12,850)
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400
Net cash provided by (used for) investing activities	-	-	(251,405)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)
			Period From
			Jan. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2010	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	101,287	182,115	2,139,489
Notes & loans payable - payments	(90,879)	(158,396)	(1,042,309)
Sales of common stock	-	-	80,000
Net cash provided by (used for) financing activities	10,408	23,719	1,177,180

Net Increase (Decrease) In Cash	(9,999)	8,518	48,530

Cash At The Beginning Of The Period	50,003	40,012	-

Cash At The End Of The Period	$40,004	$48,530	$48,530

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$-	$49,103
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure

Cash paid for interest	$443	$596	$22,409
Cash paid for income taxes	$-	$-	$-

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

We have not generated any revenue from sponsorships or the sale of advertising space.  Our losses from inception through the period ended June 30, 2011 was ($1,263,578).

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

Three Months Ended June 30 31, 2011 Compared to Three Months Ended June 30, 2010

Revenues

Total revenues for the three months ended June 30, 2011 were $0 compared to $5,942 for the same period ending June 30, 2010, representing a decrease of 100% from the same period in 2010. The decrease in revenue for the quarter was due to lack of non recurring consulting income and racing events attended for the period.

Cost of Revenues

There were no costs of revenues for the three months ended June 30, 2011 or the three months ended June 30, 2010.

Operating Expenses

Operating expenses for the three months ended June 30, 2011 were $15,268 or 0% of revenue compared to $27,098 or 456% of revenue for the same period ended June 30, 2010.  The decrease was due to an overall decrease in general and administrative expenses, including $5,250 in accounting expenses.  Depreciation and amortization expenses for the three months ended June 30, 2011 was $8,392 or 0% of revenue compared to $10,685 or 179% of revenue for the same period in 2010.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2011 were ($499) or 0% of revenue compared to ($809) or 14% of revenue for the period ended June 30, 2010. The decrease for the three months period ended June 30, 2011 as compared to the same period in 2010 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the three month ended June 30, 2011of $135 compared to nil for the same period in 2010.

Net Loss

Net loss for the three months ended June 30, 2011 was $(15,632) or 0% of revenue compared to $(21,965) or 369% of revenue for the same period ended June 30, 2010. The decrease in the net loss for this period in 2011 is due to a decrease in general and administrative costs.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

Revenues

Total revenues for the six months ended June 30, 2011 were $1,161 compared to $11,340 for the same period ending June 30, 2010, representing a decrease of 90% from the same period in 2010. The decrease in revenue for the quarter was primarily a result of decrease in related party lease income.

Cost of Revenues

There were no costs of revenues for the six months ended June 30, 2011 or the six months ended June 30, 2010.

Operating Expenses

Operating expenses for the six months ended June 30, 2011 were $30,036 or 2,587% of revenue compared to $52,960 or 467% of revenue for the same period ended June 30, 2010.  The decrease was due to an overall decrease in general and administrative expenses, including $9,300 in accounting expenses and $2000 in legal expenses and 1,125 in transfer agent fees.  Depreciation and amortization expenses for the six months ended June 30, 2011 was $16,784 or 1446% of revenue compared to $21,371 or 188% of revenue for the same period in 2010.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2011 were $(707) or 61% of revenue compared to $1728 or 15% of revenue for the period ended June 30, 2010.  The decrease for the six months period ended June 30, 2011 as compared to the same period in 2010 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the six months ended June 30, 2011of $392 compared to nil for the same period in 2010.

Net Loss

Net loss for the six months ended June 30, 2011 was $(29,190) or 2514% of revenue compared to $(43,348) or 382% of revenue for the same period ended June 30, 2010. The decrease in the net loss for this period in 2011 is due to a decrease in general and administrative costs, specifically legal and accounting costs and a decrease in depreciation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the six months ended June 30, 2011 was $23,719 as compared to $10,408 for the period ended June 30, 2010.   During the six months ended June30, 2011 we used $23,719 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(29,190) and utilized cash in operating activities of $23,719) during the six months ended June 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of June 30, 2011 the Company had current assets that exceeded current liabilities by $37,584.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Six Months Ended June 30, 2011.

Operating activities for the six months ended June 30, 2011 produced no cash.  The accounts receivable for the Company is currently $15,000.  As of June 30, 2011 accounts payable decreased to $3,544 compared to $5,494 for the same period in 2010.   Depreciation and amortization for the six months ended June 30, 2011 totaled $16,784, a decrease of $4,587 from a total of $21,371 for the same period in 2010. There were no prepaid expenses for the period.

Net cash provided by financing activities was $23,719 for the six months ended June 30, 2011, compared to $10,408 for the same period of 2010.  There was a net increase in cash of $8,518 for the six months ended June 30, 2011, as compared to a net increase in cash of $9,999 for the same period in 2010.

Stockholder Matters

Stockholder’s equity was $66,775 on June 30, 2011, or $ 0.0042 per share outstanding.  As of June 30, 2011 stockholder’s equity was $37,584 or $ 0.0023 per share outstanding.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the six months ended June, 2011, the company sold 250,000 shares of its common stock at $.20 per share resulting in proceeds of $50,000. These shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock is being utilized for the development and marketing of SpeedSport Branding, Inc..

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

Date: August 12, 2011
By: /s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer/Chief Financial Officer