Form 10-Q/A
period 2011-06-30
SpeedSport Branding, inc.
filed 2011-09-19
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A

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
(Issuer�s telephone number)

 (Former name, former address and former fiscal year, if changed since last report)

Check whether the issues (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (�232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☑

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer�s classes of common equity, as of the latest practicable date:

As of August 15, 2011 the Company had 16,025,873  shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer,(or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☑

Speedsport Branding, Inc

Explanatory Note

The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q (the "Form 10-Q") of Speedsport Branding, Inc. for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to the Form 10-Q provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibits

Exhibit	Description	Location of Exhibit

31.1	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*

31.2	Certification of the Principal Executive Officer/Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*

101.INS	XBRL Instance Document	**

101.SCH	XBRL Taxonomy Extension Schema Document	**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	**

*Filed with original Form 10-Q on August 15, 2011.

**XBRL information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934, and is not subject to liability under those sections, is not part of any registration statement or prospectus to which it relates and is not incorporated or deemed to be incorporated by reference into any registration statement, prospectus or other document.

SIGNATURES

In accordance with section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPEEDSPORT BRANDING, INC.

Dated: September 15, 2011	By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer/Chief Financial Officer

4