Form 10-Q
period 2011-09-30
SpeedSport Branding, inc.
filed 2011-11-17
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☒     No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒

APPLICABLE ONLY TO CORPORATE ISSUES

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

As of November 16, 2011 the Company had 16,025,873 shares of $0.001 par value common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer☐	Smaller reporting company ☒

Speedsport Branding, Inc

PART I – FINANCIAL INFORMATION
ITEM 1. Financial Statements

Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

		Sept. 30, 2011
	Dec. 31, 2010	(Unaudited)

ASSETS

Current assets
Cash	$40,012	$25,013
Accounts receivable	15,000	15,000
Total current assets	55,012	40,013

Fixed assets - net	97,570	72,394

Total Assets	$152,582	$112,407

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,494	$4,294
Accrued interest payable	2,004	1,461
Accrued payables - related parties	525	525
Notes payable - related parties	23,319	31,057
Notes payable - current	9,465	8,646
Stock subscription payable	45,000	45,000
Total current liabilties	85,807	90,983

Notes payable	-	-

Total Liabilities	85,807	90,983

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-

Common stock, $.001 par value; 100,000,000 shares authorized; 16,025,873 shares issued and outstanding	16,026	16,026
Additional paid in capital	1,285,136	1,285,136
Deficit accumulated during the development stage	(1,234,387)	(1,279,738)

Total Stockholders' Equity	66,775	21,424

Total Liabilities and Stockholders' Equity	$152,582	$112,407

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					Jan. 10, 2006
	Three Months	Nine Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2010	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011	Sept. 30, 2011
	(unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$6,143	$-	$-	$113,530
Lease income - related party	2,599	7,795	-	1,161	42,424
	2,599	13,938	-	1,161	155,954

Operating expenses:
Amortization & depreciation	10,686	32,057	8,392	25,176	210,865
General and administrative	12,518	44,105	7,484	20,735	1,130,234
	23,204	76,162	15,876	45,911	1,341,099
Operating - other:
Gain on asset sales	-	-	-	-	16,359

Gain (loss) from operations	(20,605)	(62,224)	(15,876)	(44,750)	(1,168,786)

Other income (expense):
Interest income	-	-	51	443	443
Interest expense	(1,121)	(2,850)	(336)	(1,044)	(111,395)

Income (loss) before
provision for income taxes	(21,726)	(65,074)	(16,161)	(45,351)	(1,279,738)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(21,726)	$(65,074)	$(16,161)	$(45,351)	$(1,279,738)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.08)

Weighted average number of common shares outstanding	15,650,873	15,650,873	15,650,873	15,650,873	15,650,873

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Jan. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2010	Sept. 30, 2011	Sept. 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(65,074)	$(45,351)	$(1,279,738)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	32,057	25,176	210,865
Stock issued for services	-	-	49,103
Non cash lease income	(7,795)	(1,161)	(33,762)
Non cash interst ncome		(443)	(443)
Non cash interest expense	1,965	686	8,485
Gain (loss) on asset sales	-	-	(16,359)
Increase in accounts receivable	-	-	(15,000)
Increase (Decrease) in accrued payables	7,474	(1,743)	83,444
Increase in accrued payables - related parties	-	-	108,525
Net cash used for operating activities	(31,373)	(22,836)	(884,880)

Cash Flows From Investing Activities:
Funds loaned to related party		-	12,850
Collections of related party loans		-	(12,850)
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400
Net cash used for investing activities	-	-	(251,405)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	205,060	224,540	2,181,914
Notes & loans payable - payments	(181,179)	(216,703)	(1,100,616)
Sales of common stock	-	-	80,000
Net cash provided by financing activities	23,881	7,837	1,161,298

Net Increase (Decrease) In Cash	(7,492)	(14,999)	25,013

Cash At The Beginning Of The Period	50,003	40,012	-

Cash At The End Of The Period	$42,511	$25,013	$25,013

Schedule Of Non-Cash Investing And Financing Activities:
Common stock issued for services	$-	$-	$49,103
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure of Cash Flow Information:
Cash paid for interest	$885	$358	$22,171
Cash paid for income taxes	$-	$-	$-

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

Since February of 2007, we have participated in the Grand Am Rolex Series events using Rolex Series GT (Grand Touring) production based automobiles that we have leased from P-1, Inc. a company whose majority shareholder is Kevin P. O’Connell.  We participated in four road racing events in 2006, six in 2007 and nine races in 2008.  The last race in which we participated was in September of 2008 at Miller Motorsports Park in Toole, Utah.   Our cessation in racing was due primarily to the lack of availability of capital due to a downturn in the economy.  We did not enter any events in 2009,  2010 or the first nine months of 2011.

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

In 2009 and 2010, and through September, 2011, due to the downturn in the overall economy and the lack of sponsorship for our company, we did not enter of participate in any of the Grand-Am Rolex Series race series in North America.

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

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Revenues

Total revenues for the three months ended September 30, 2011 were $0 compared to $2,599 for the same period ending September 30, 2010, representing a decrease of 100% from the same period in 2010. The decrease in revenue for the quarter was due to lack of non-recurring consulting income and racing events attended for the period.

Cost of Revenues

There were no costs of revenues for the three months ended September 30, 2011 or the three months ended September 30, 2010.

Operating Expenses

Operating expenses for the three months ended September 30, 2011 were $15,876 or 0% of revenue compared to $23,204 or 892% of revenue for the same period ended September 30, 2010.  The decrease was due to an overall decrease in general and administrative expenses.  Depreciation and amortization expenses for the three months ended September 30, 2011 was $8,392 or 0% of revenue compared to $10,686 or 76% of revenue for the same period in 2010.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2011 were ($336) or 0% of revenue compared to ($1,121) or 100% of revenue for the period ended September 30, 2010. The decrease for the three month period ended September 30, 2011 as compared to the same period in 2010 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the three months ended September 30, 2011of $51 compared to nil for the same period in 2010.

Net Loss

Net loss for the three months ended September 30, 2011 was $(16,161) or 0% of revenue compared to $(21,726) or 156% of revenue for the same period ended September 30, 2010. The decrease in the net loss for this period in 2011 is due to a decrease in overall operating costs.

Nine Months Ended September 30, 2011 as Compared to Nine Months Ended September 30, 2010

Revenues

Total revenues for the nine months ended September 30, 2011 were $1,161 compared to $13,938 for the same period ending September 30, 2010, representing a decrease of 1200% from the same period in 2010. The decrease in revenue for the nine months was primarily a result of decrease in non-recurring consulting income and racing events participated in during the period.

Cost of Revenues

There were no costs of revenues for the nine months ended September 30, 2011 or the nine months ended September 30, 2010.

Operating Expenses

Operating expenses for the nine months ended September 30, 2011 were $45,911 or 0% of revenue compared to $76,162 or 546% of revenue for the same period ended September 30, 2010.  The decrease was due to an overall decrease in general and administrative expenses and depreciation and amortization expenses.  Depreciation and amortization expenses for the nine months ended September 30, 2011 was $25,176 or 0% of revenue compared to $32,057 or 230% of revenue for the same period in 2010.

 Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2011 were $(1,044) or 0% of revenue compared to $(2,850) or 20% of revenue for the period ended September 30, 2010.  The decrease for the nine months period ended September 30, 2011 as compared to the same period in 2010 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the nine months ended September 30, 2011of $443 compared to nil for the same period in 2010.

Net Loss

Net loss for the nine months ended September 30, 2011 was $(45,351) or 3906% of revenue compared to $(65,074) or 466% of revenue for the same period ended September 30, 2010. The decrease in the net loss for this period in 2011 is due to a decrease in general and administrative costs, specifically legal and accounting costs and a decrease in depreciation expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the nine months ended September 30, 2011 was $22,836 as compared to $31,373 for the period ended September 30, 2010.   During the nine months ended September 30, 2011 we used $22,836 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(45,351) and utilized cash in operating activities of $(22,836) during the nine months ended September 30, 2011.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2011 the Company had current assets that exceeded current liabilities by $21,424.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Nine Months Ended September 30, 2011.

Operating activities for the nine months ended September 30, 2011 produced no cash.  The accounts receivable for the Company is currently $15,000.  As of September 30, 2011 accounts payable deceased to $4,294 compared to $5,494 for the same period in 2010.  Depreciation and amortization for the nine months ended September 30, 2011 totaled $25,176, a decrease from a total of $32,057 for the same period in 2010. There were no prepaid expenses for the period.

Net cash provided by financing activities was $22,836 for the nine months ended September 30, 2011, compared to $31,373 for the same period of 2010.  There was a net decease in cash of $8,537 for the nine months ended September  30, 2011, as compared to a net increase in cash for the same period in 2010.

Stockholder Matters

Stockholder’s equity was $21,424 on September 30, 2011, or $ 0.0014 per share outstanding compared to stockholder’s equity of $37,584 or $ 0.0043 per share outstanding for the same period in 2011.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2011, the company sold 250,000 shares of its common stock at $.20 per share resulting in proceeds of $50,000. These shares are restricted under Rule 144 of the Securities Act of 1933.   Proceeds from the sale of the common stock is being utilized for the development and marketing of SpeedSport Branding, Inc..

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

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/ Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation

101.DEF	XBRL Taxonomy Extension Definition

101.LAB	XBRL Taxonomy Extension Label

101.PRE	XBRL Taxonomy Extension Presentation

* Filed herewith.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDSPORT BRANDING, INC.

Date: November 16, 2011
By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer/Chief Financial Officer