Form 10-K
period 2011-12-31
SpeedSport Branding, inc.
filed 2012-04-16
CIK 1449934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 333-155318

SPEEDSPORT BRANDING, INC.

(Exact name of Registrant as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

111 Sunrise Center Dr. Thomasville, NC	27360
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (336) 210-6410

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of March 31, 2012 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $871,860 based on of the last price at which the Company sold its shares ($.20 per share of common stock) as March 31, 2012.

On March 31, 2012, we had 16,535,838 shares of common stock issued and outstanding.

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

We have conducted limited operations to date and did not enter any races in 2009, 2010 or 2011.  We have not entered any racing events since September of 2008. Our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans.

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

Typical driver fees range from $3,000 per event to as much as $15,000 per event depending on the experience and success of a particular driver. Through December 31, 2011 we have not paid fees to drivers in any of the sprint races (races under 250 miles) that we entered as those drivers volunteered their services to gain experience and publicity for their careers as professional race car drivers. We had paid drivers fees of up to $3,000 per driver for endurance races (in excess of 250 miles) such as the Rolex 24 at Daytona.  We have had limited any driver fees due to our small operating budget.

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

Company History

In January of 2006, Kevin P. O’Connell, one of our founding shareholders, and the controlling party of the shareholders who control a majority of our outstanding common shares, initiated a new business to market and compete in the Grand American Rolex Series featuring sports cars and road racing.   The Company was formed as SpeedSport Branding, LLC as a California limited liability company (“LLC”) on February 6, 2006. Mr. O'Connell was the managing member of General Pacific Partners, LLC ("GPP"), the managing member of LLC. In addition, Mr. O'Connell was the managing member of Revete Capital Partners, LLC (RCP") and Billington Brown Acceptance, LLC ("BBA") GPP, RCP and BBA together hold a majority of our issued and outstanding common shares.  The Company operated as an LLC until June 3, 2008 when it was merged (the “Merger”) into SpeedSport Branding, Inc. a Nevada corporation.  SpeedSport Branding, Inc was incorporated under the laws of the State of Nevada on January 10, 2006. Prior to the merger, SpeedSport Branding, Inc. had no business operations, other than maintaining its good standing as a Nevada corporation. Prior to the Merger, SpeedSport Branding, Inc. had 10,125,000 common shares issued and outstanding. Pursuant to the Merger, 150,000 shares of common stock was issued to GPP for all of the membership interests in LLC, and 4,412,650 shares of common stock was issued to the holders of promissory notes of LLC, including a total of 1,287,149 shares issued to GPP, RCP and BBA in exchange for $230,661 of promissory notes owed by us. Subsequent to the merger, all of our operations have been conducted by SpeedSport Branding, Inc.

The reason for the Merger was to create possible liquidity for the shareholders of our Company.  From inception through March 2012 our offices were leased and located at 6141 Quail Valley Ct. Riverside, CA. 92507, which was leased from Riverside Acceptance, LLC , a company in which Mr. O'Connell holds fifty percent  of the economic interests. On April 1st, , 2012, we relocated our offices to 111 Sunrise Center Drive, Thomasville, NC 27360. Richard Ware is the lessor.

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

We entered and competed in a total of five races in 2006, six races in 2007, six races in 2008, no races in 2009, 2010 and no races in 2011.  Throughout our 2006, 2007 and 2008 racing seasons, we received purses based on finishing positions. Our ability to enter racing events in 2012 and thereafter will be dependent upon our ability to raise capital and attract sponsors. There can be no assurance that we will be able raise capital or to enter any racing events in 2012 or thereafter.

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

Events Entered

2006	Finishing Position	Purse Earned	Vehicle Leasing Fee
Sahlen’s Six Hours of the Glen Watkins Glen New York-June 3, 2006	19th	None	$0 – Owned Vehicle
Brumos Porsche 250 Daytona, Fla – July 2, 2006	14th	$3,000	$0 – Owned Vehicle
Porsche 250 Presented by Bradley Arant Birmingham, Al. – July 30, 2006	13th	$3,000	$0– Owned Vehicle
Infineon Raceway Sonoma, Ca. 8/26/2006	9th	$3,000	$0 – Owned Vehicle
Daytona International	10th	$5,000	$0 – Owned Vehicle

2007	Finishing Position	Purse Earned	Vehicle Leasing Fee
Daytona International	10th	$5,000	$0 – Owned Vehicle
Daytona Beach, Fla. — January 28, 2007
Virginia International	26th	None	$7,500
Alton, Va. — April 29, 2007
Laguna Seca – Sports Car Invitational	16th	None	$7,500
Monterrey, Ca. — May 20, 2007
Sahlen’s Six Hours of the Glen	11th	$3,500	$7,500
Watkins Glen, NY — June 10, 2007
Circuit Gilles Villeneuve	11th	$3,000	$7,500
Montreal, Canada — August 5, 2007
Sunchaser 1000 —Miller Motorsports Park	8th	$4,000	$7,500
Toole, Utah - September 12, 2007

2008	Finishing Position	Purse Earned	Vehicle Leasing Fee
Rolex 24 Hour at Daytona Daytona Beach, Fla. – January 27 ,2008	29th	none	$15,000
Mexico City, Mexico April 19, 2008	10th	$4,000	$7,500
Laguna Seca – Sports Car Invitational Monterrey, Ca. – May 17, 2008	6th	$3,000	$7,500
Sahlen’s Six Hours of the Glen Watkins Glen, NY – June 7, 2008	5th	$3,500	$7,500
Circuit Gilles Villeneuve Montreal, Canada – August 1, 2008	WD	None	$7,500
New Jersey Motorsports Park 8th $4,000			$7,500
Millville, New Jersey – August 30th, 2008 Sunchaser 1000 at Miller Motorsports Park			$7,500
Toole, Utah – September 20, 2008	23rd	None

2009, 2010 & 2011 – NO EVENTS ENTERED IN 2009, 2010 & 2012 RACING SEASONS.

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

We believe that in certain racing events leasing, rather than owning, sports cars, has certain advantages to us, such as:

•	If Grand Am institutes new rules requiring upgrading of the racecar specifications, no capital will be needed by us for the upgrading or purchase of new racecars;

•	No capital expenditures for new technologies is required of us for competition

•	No need to use Company capital in an illiquid and depreciating vehicle.

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

We did not enter any events in 2009, 2010 or 2011.  We intend to have a limited schedule in 2012.

We did not lease any race cars from P-1 in 2009, 2010 but did lease in 2011 for testing events which are considered non-racing events.

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

Facilities and Maintenance

Maintenance and race set up is an ongoing effort in auto racing.  Mr. Montgomery manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Since our race cars are leased, we spend less time on preparing our car for an actual race event.   Our leased race cars are managed for racing from a facility in Thomasville, North Carolina. DESCRIBE USE CIRCUMSTANCE . As required, we can contract with the principals of the facility to transport, prepare or modify our race cars for specialty or racing events.

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

Employees

As of March 31, 2012, we have no full-time employees. Our only employees consist of three management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Property

We do not own any real property. Our offices are located at 111 Sunrise Center Dr. Thomasville, North Carolina 27360. We do not pay for the space we use. The property is owned by Rick Ware,

ITEM 1A.   RISK FACTORS

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

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $ 1,389,706 from inception in January 1, 2006 through December 31, 2012. We intend to use leased, professionally race prepared, Sports Cars to market and promote the products and services of potential sponsor clients. We contemplate that we will further develop our racing operations into which we will reinvest all profits, if any, into the Company.

Since inception, the founders of the Company have made $100,000 in contributions to the capitalization of the Company. We estimate that for the 12 months ending April 30, 2013 the cost of operating the business will require additional capital of a minimum of one hundred fifty thousand dollars ($150,000) and there can be no assurance that any or all of that additional capital will be available to the Company.

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

We have not had and sponsors since our inception and we may not be able to attract and maintain sponsors as our primary source of revenues.

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

Since our racing operation and business model requires that our operations be funded through sponsorship dollars, our ability to attract sponsors to fund racing operations will be a significant factor in our success or failure. We have had no continual sponsors since our inception and there can be no assurance that we will be able to attract any sponsors.

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

We have generated only limited revenues since our inception and have incurred substantial losses. We have had negative cash flow of approximately $862,044 since our inception. Our business plans estimate that we will need to raise $150,000 in additional capital to fund our operations through April 30, 2012 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock quoted on the OTC Bulletin under the symbol SDSP. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property. Our offices are located at 111 Sunrise City Dr. Thomasville, NC 27360. We do not pay for our leased space.

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

ITEM 4.  [REMOVED AND RESERVED]

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There has never been a public market for our common stock.  We are currently applying to Depository Trust Company to have our common stock made eligible for electronic trading on the OTCBB.  We have received the symbol SDSP from FINRA.EXPLAIN IF WE HAVE NO MARKET MAKER

Dividends

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2011, we did not have any equity compensation plans in effect, although our board of directors may approve from time to time the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

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

Since inception Mr. O’Connell and his affiliates accrued a total of $97,500 in lease payments, maintenance payments and other payments as compared to our overall expenses of $1,196,289.  The lease payments of  $97,500 were paid by our company by the issuance of 325,000 shares of our common stock at $.30 per share.  On August 15th, 2011, the Company issued 82,500 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $$16,500.

On October 1, 2010, the Company issued 35,000 shares of common stock to a vendor in payment of a $10,465 payable ($.30 cents per share).

On October 20, 2010, the Company sold 250,000 shares of common stock to a non-affiliated shareholder purchased at .20 per share for $50,000.

On October 20, 2010, the Company issued 125,000 shares of stock to a related party in payment of services rendered valued at $25,000.

On August 15th, 2011, the Company issued 82,500 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $16,500.

On August 15th, 2011, the Company sold 250,000 shares of common stock to a non-affiliated shareholder purchased at .20 per share for $50,000.

On August 17th, 2011, the Company issued 161,865 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $32,373.

On October 10th, 2011, the Company issued 15,600 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $19,500.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2011 and 2010 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery, our Chief Executive Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control--Integrated Framework.  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of December  31, 2011, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our registered public accounting firm regarding our internal controls over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Disclosure Controls and Procedures.

As of December 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery, our Chief Executive Officer and principal accounting officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of December 31, 2011, the disclosure controls and procedures were effective.

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

Name	Age	Position
Roy C. Montgomery	45	Chairman of the Board & CEO, Director
Ronald E. Norwood	45	Chief Operating Officer,Secretary & Treasurer, Director

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2011 our directors and executive officers complied with Section 16(a) filing requirements applicable to them

Code of Ethics

On December 15, 2010, we adopted a code of ethics that applies to our officers, directors and employees, including our chief executive officer, senior executive officers, principal accounting officer, and other senior financial officers.  A copy of our code of ethics will also be provided to any person without charge, upon written request sent to us at our offices located 111 Sunrise City Dr. Thomasville, NC 27360

Material Changes to the Procedures by which Security Holders May Recommend Nominees to the Board of Directors

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

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2011, the Board of Directors did not meet but took action by unanimous written consent four times.   Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)	All Other Compensation ($)
Roy C. Montgomery,	2011	$0	$0	$0	$0
Chairman of the Board & CEO	2010	0	0	0	0
	2009	0	0	0	0

Ronald E. Norwood,	2011	$0	$0	$0	$0
Chief Operating Officer	2010	0	0	0	0
	2009	0	0	0	0

Employment Agreements

There are no employment agreements with Management.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2011.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  December 31, 2011, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2011, there were 16,535,838 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 31, 2011 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

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

Audit Fees

The aggregate fees billed by Chadwick for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, was $.13,050 The aggregate fees billed by Chadwick for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2010, was $23,245

Audited-Related Fees

For the year ended December 31, 2011 there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2010, there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2011 the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2010 the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2011 and December 31, 2010, there were no other fees billed by Chadwick for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

ITEM 15. EXHIBITS

(1) Financial Statements

The following consolidated financial statements of the Company are included in Part II, Item 8 of this Report:

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets at December 31, 2011 and 2010	F-2

Consolidated Statements of Operations and Comprehensive Income for the Years Ended December 31, 2011 and 2010	F-3

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2011 and 2010	F-4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011 and 2010	F-7

Notes to Consolidated Financial Statements	F-6

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

Name	Title	Date

/s/ Roy C. Montgomery	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 11, 2011
Roy C. Montgomery	(Principal Executive Officer and Principal Financial Officer), Director

/s/ Ronald E. Norwood	Secretary and Treasurer, Director	April 11, 2011
Ronald E. Norwood

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

Speedsport Branding, Inc.

(A Development Stage Company)

Financial Statements

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, Colorado 80014

Telephone (303) 306-1967

Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Speedsport Branding, Inc.

Newport Beach, California

I have audited the accompanying balance sheets of Speedsport Branding, Inc. (a development stage company) as of December 31, 2010 and 2011 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Speedsport Branding, Inc. as of December 31, 2010 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Aurora, Colorado	Ronald R. Chadwick, P.C.
April 10, 2012	RONALD R. CHADWICK, P.C.

Speedsport Branding, Inc.

(A Development Stage Company)

BALANCE SHEETS

	Dec. 31, 2010	Dec. 31, 2011

ASSETS

Current assets
Cash	$40,012	$23,377
Accounts receivable	15,000	-
	55,012	23,377

Fixed assets - net	97,570	64,000

Total Assets	$152,582	$87,377

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$5,494	$773
Accrued interest payable	2,004	573
Accrued payables - related parties	525	525
Notes payable - related parties	23,319	2,000
Notes payable - current	9,465	8,677
Stock subscription payable	45,000	45,000
Total current liabilties	85,807	57,548

Total Liabilities	85,807	57,548

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 16,025,873 (2010) and 16,535,838 (2011) shares issued and outstanding	16,026	16,536
Additional paid in capital	1,285,136	1,402,999
Deficit accumulated during the development stage	(1,234,387)	(1,389,706)

Total Stockholders' Equity	66,775	29,829

Total Liabilities and Stockholders' Equity	$152,582	$87,377

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			Jan. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011

Revenues	$38,103	$15,000	$128,530
Lease income - related party	10,394	1,161	42,424
	48,497	16,161	170,954

Operating expenses:
Amortization & depreciation	42,743	33,571	219,260
General and administrative	81,296	137,673	1,247,172
	124,039	171,244	1,466,432
Operating - other:
Gain on asset sales	-	-	16,359

Gain (loss) from operations	(75,542)	(155,083)	(1,279,119)

Other income (expense):
Interest revenue	-	1,286	1,286
Interest expense	(4,192)	(1,522)	(111,873)

Income (loss) before provision for income taxes	(79,734)	(155,319)	(1,389,706)

Provision for income tax	-	-	-

Net income (loss)	$(79,734)	$(155,319)	$(1,389,706)

Net income (loss) per share
(Basic and fully diluted)	$(0.01)	$(0.01)

Weighted average number of common shares outstanding	15,713,373	16,360,113

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

				Deficit
				Accumulated
	Common Stock (1)			During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at January 10, 2006	-	$-	$-	$-	$-

Shares issued to founders for services 1/12/06	10,125,000	10,125			10,125

Shares issued for cash	150,000	150	29,850		30,000

Gain (loss) for the year				(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	$10,275	$29,850	$(653,409)	$(613,284)

Related party debt relief			36,529		36,529

Gain (loss) for the year				(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	$10,275	$66,379	$(975,953)	$(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434		1,072,530

Shares issued for services	25,000	25	4,975		5,000

Shares issued for services	44,890	45	8,933		8,978

Gain (loss) for the year				(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	$15,441	$1,147,721	$(1,107,971)	$55,191

Shares issued in conversion of debt	210,000	210	62,790		63,000

Gain (loss) for the year				(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	$15,651	$1,210,511	$(1,154,653)	$71,509

Shares issued for cash	250,000	250	49,750		50,000

Shares issued for services	125,000	125	24,875		25,000

Gain (loss) for the year				(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	16,026	1,285,136	(1,234,387)	66,775

Shares issued for cash	250,000	250	49,750		50,000

Shares issued for services	259,965	261	68,112		68,373

Gain (loss) for the year				(155,319)	(155,319)

Balances at December 31, 2011	16,535,838	$16,537	$1,402,998	$(1,389,706)	$29,829

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Period From
			Jan. 10, 2006
			(Inception)
	Year Ended	Year Ended	To
	Dec. 31, 2010	Dec. 31, 2011	Dec. 31, 2011
Cash Flows From Operating Activities:
Net income (loss)	$(79,734)	$(155,319)	$(1,389,706)

Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Amortization & depreciation	42,743	33,571	219,260
Stock issued for services	25,000	68,373	117,476
Non cash lease income	(10,394)	(1,161)	(33,762)
Non cash interest expense (net)	1,806	1,191	8,990
(Gain) Loss on asset sales	-		(16,359)
Increase in accounts receivable	(15,000)	-	(15,000)
Accrued payables	5,494	(6,152)	79,035
Receivable writedowns	-	47,257	47,257
Accrued payables - related parties	-	-	108,525
Net cash provided by (used for) operating activities	(30,085)	(12,240)	(874,284)

Cash Flows From Investing Activities:
Funds loaned to related party	-	(32,257)	(45,107)
Collections of related party loans	-	-	12,850
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400
Net cash provided by (used for) investing activities	-	(32,257)	(283,662)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	256,714	196,853	2,154,227
Notes & loans payable - payments	(286,620)	(218,991)	(1,102,904)
Issuance of common stock	50,000	50,000	130,000
Net cash provided by (used for) financing activities	20,094	27,862	1,181,323

Net Increase (Decrease) In Cash	(9,991)	(16,635)	23,377

Cash At The Beginning Of The Period	50,003	40,012	-

Cash At The End Of The Period	$40,012	$23,377	$23,377

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$25,000	$68,373	$117,476
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure
Cash paid for interest	$1,096	$1,246	$23,059
Cash paid for income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. At December 31, 2010 and 2011 the Company had no balance in its allowance for doubtful accounts. In 2011 the Company wrote off $15,000 in accounts receivable as uncollectible.

Property and equipment

Property and equipment are recorded at cost and depreciated under straight line methods over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

Revenue recognition

Revenue is recognized on an accrual basis as earned under contract terms.

Advertising costs

Advertising costs are expensed as incurred. The Company recorded no material advertising costs in 2010 or 2011.

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

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

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

Products and services, geographic areas and major customers

The Company earns revenue from race purses, the sale of advertising to racing sponsors, and the occasional lease of racecars, but does not separate sales of different activities into operating segments. The Company had limited revenues in 2010 and 2011 from a small client base. Revenue in both years included lease income from the lease of a vehicle to a related party.

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

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

NOTE 2. RELATED PARTY TRANSACTIONS

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

In 2009, the Company borrowed $53,225 from two related parties. The loans are due on demand, are unsecured and bear interest at 8%. In 2010, this loan balance decreased to $23,319. In 2011, the loan was paid in full.

On October 20, 2010, the Company issued 125,000 shares of stock to a related party in payment of services rendered for $25,000.

As of December 31, 2011, the Company loaned $32,257 to a related party, which was reserved in case of non-repayment.

NOTE 3. FIXED ASSETS

Fixed asset values recorded at cost are as follows:

	December 31,
	2010	2011

Racecars and equipment	$168,090	$168,090
Trucks and other vehicles	45,623	45,623
	213,713	213,713
Less accumulated depreciation	(116,143)	(149,713)
Total	$97,570	$64,000

Depreciation expense in 2010 and 2011 was $42,743 and $33,571.

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

NOTE 4. NOTES PAYABLE

	December 31,
	2010	2011
Notes payable to related parties, unsecured, due on demand, interest rate 8%	$23,319	$2,000

Note payable to bank, secured, interest rate 7.24%	920	-

Note payable to bank, secured, interest rate 13.75%	8,545	8,678
	32,784	10,678
Less current portion	(32,784)	(10,678)

Long-term portion	$-	$-

Required principal payments from December 31, 2011 forward are as follows:

2012	$10,678
2013	-
2014	-
2015	-
2016	-
$10,678

NOTE 5. INCOME TAXES

Deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers are limited under the Internal Revenue Code should a significant change in ownership occur.

At December 31, 2010 and 2011, the Company had net operating loss carryforwards of approximately $229,817 and $385,136 which begin to expire in 2026. The deferred tax asset of $45,963, and $77,027 created by the net operating losses has been offset by a 100% valuation allowance. The change in the valuation allowance in 2010 and 2011 was $15,947 and $31,064.

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2010 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2011

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the year ended December 31, 2011, but if able to attract financing for operations anticipates generating revenues in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

