Form 10-Q
period 2012-03-31
SpeedSport Branding, inc.
filed 2012-05-11
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

111 Sunrise Center Dr. Thomasville, NC 27360

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

Condensed Balance Sheets at March 31, 2012 (unaudited) and December 31, 2011 (audited)

Condensed Statements of Operations for the three months ended March 31, 2012 and 2011 and the period from January 10, 2006 (inception) to March 31, 2012 (unaudited)

Condensed Statements of Cash Flows for the three months ended March 31, 2012 and 2011 and the period from January 10, 2006 (inception) to March 31, 2012 (unaudited)

Notes to Condensed Financial Statements (unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II OTHER INFORMATION

Item 1.	Legal Proceedings

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

Item 6.	Exhibits

Signatures

SPEEDSPORT BRANDING, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended March 31, 2012

Speedsport Branding, Inc.

Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	1
Statements of operation	2
Statements of cash flows	3
Notes to consolidated financial statements	5

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

		March 31, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$23,377	$30
Total current assets	23,377	30

Fixed assets - net	64,000	56,000

Total Assets	$87,377	$56,030

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$773	$773
Accrued interest payable	573	590
Accrued payables - related parties	525	525
Notes payable - related parties	2,000	2,000
Notes payable - current	8,677	5,553
Stock subscription payable	45,000	45,000
Total current liabilties	57,548	54,441

Notes payable	-	-

Total Liabilities	57,548	54,441

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;

16,535,838 issued and outstanding	16,536	16,536
Additional paid in capital	1,402,999	1,402,999
Deficit accumulated during the
development stage	(1,389,706)	(1,417,946)

Total Stockholders' Equity	29,829	1,589

Total Liabilities and Stockholders' Equity	$87,377	$56,030

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			Period From
			Jan. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31, 2011	March 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$128,530
Lease income - related party	1,161	-	42,424
	1,161	-	170,954

Operating expenses:
Amortization & depreciation	8,392	8,000	227,260
General and administrative	6,376	19,888	1,267,060
	14,768	27,888	1,494,320
Operating - other:
Gain on asset sales	-	-	16,359

Gain (loss) from operations	(13,607)	(27,888)	(1,307,007)

Other income (expense):
Interest income	257	-	1,286
Interest expense	(208)	(352)	(112,225)

Income (loss) before
provision for income taxes	(13,558)	(28,240)	(1,417,946)

Provision for income tax	-	-	-

Net income (loss)	$(13,558)	$(28,240)	$(1,417,946)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)

Weighted average number of
common shares outstanding	16,025,873	16,535,838

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31, 2011	March 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(13,558)	$(28,240)	$(1,417,946)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	8,392	8,000	227,260
Stock issued for services	-	-	117,476
Non cash lease income	(1,161)	-	(33,762)
Non cash interest income/expense (net)	340	40	9,030
Gain (loss) on asset sales	-	-	(16,359)
Increase in accounts receivable	-	-	(15,000)
Accrued payables	(1,938)	17	79,052
Receivable writedowns	-	14,508	61,765
Accrued payables - related parties	-	-	108,525
Net cash provided by (used for)
operating activities	(7,925)	(5,675)	(879,959)

Cash Flows From Investing Activities:
Funds loaned to related party	-	(30,408)	(75,515)
Collections of related party loans	-	15,900	28,750
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400
Net cash provided by (used for)
investing activities	-	(14,508)	(298,170)

 (Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
			Jan. 10, 2006
	Three Months	Three Months	(Inception)
	Ended	Ended	To
	March 31, 2011	March 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	114,750	295	2,154,522
Notes & loans payable - payments	(96,800)	(3,459)	(1,106,363)
Sales of common stock	-	-	130,000
Net cash provided by (used for)
financing activities	17,950	(3,164)	1,178,159

Net Increase (Decrease) In Cash	10,025	(23,347)	30

Cash At The Beginning Of The Period	40,012	23,377	-

Cash At The End Of The Period	$50,037	$30	$30

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$-	$117,476
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure

Cash paid for interest	$201	$335	$23,394
Cash paid for income taxes	$-	$-	$-

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

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

There were no revenues for the three months ended March 31, 2012, compared to $1,161 for the same period ending March 31, 2011.  The decrease in revenue for the quarter was due to lack of non recurring consulting income for the period and a lack of scheduled North American motorsports events during this period in the year.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2012 or the three months ended March 31, 2011.

Operating Expenses

Operating expenses for the three months ended March 31 2012 were $27,888 or 100% of revenue compared to $14,768 or 1272% of revenue for the same period ended March 31, 2011.  The increase in operating expenses was due to an overall increase in general and administrative expenses, including $5,000 in accounting expenses and $352 in interest expense and 14,507 in receivable reserve expenses.  Depreciation and amortization expenses for the three months ended March 31, 2012 was $8,000 or 100% of revenue compared to $8,392 or 723% of revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31 2012 were $(352) or 100% of revenue compared to $(208) or 18% of revenue for the period ended March 31, 2011. The increase for the three months period ended March 31, 2012 as compared to the same period in 2011 was due to an incremental increase in indebtedness in the Company.

Other Non-operating Income

The Company had zero non-operating income for the three month ended March 31, 2012 compared to $257 for the same period in 2011.

Net Loss

Net loss for the three months ended March 31, 2012 was $(27,888) or 100% of revenue compared to $(13,558) or 1168% of revenue for the same period ended March 31, 2011.  The increase in the net loss for this period in 2012 is due to a increase in general and administrative costs, specifically our receivable reserve expense.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the three months ended March 31, 2012 was $(5,675) as compared to $(7,925) for the period ended March 31, 2011.   During the three months ended March 31, 2012 we used $(5,675) in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(28,240) and utilized cash in operating activities of $(5,675) during the three months ended March 31, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2012 the Company had current assets that exceeded current liabilities by $56,030.

The Company’s current source of cash is capital raised for its operations, advances drawn down on the company’s line of credit and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2012.

Operating activities for the three months ended March 31, 2012 produced no cash.  As of March 31, 2012 accounts payable remained the same at $773.  Depreciation and amortization for the three months ended March 31, 2012 totaled $8000, a decrease from $8,392 for the same period in 2011. There were no prepaid expenses for the period.

Net cash provided used by financing activities was $(14,508) for the three months ended March 31, 2012, compared to $nil for the same period of 2011.  There was no  increase in cash for the three months ended March 31, 2012, as compared to the same period in 2011.

Stockholder Matters

Stockholder’s equity was $56,030 on March 31, 2012, or $ 0.003 per share outstanding.  As of March 31, 2011 stockholder’s equity was $87,377 or $ 0.005 per share outstanding.

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

No sales of unregistered securities were made in the three months ended March 31, 2012.

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

Date: May 9, 2012

By: /s/ Roy C. Montgomery

Roy C. Montgomery

Chief Executive Officer/Chief Financial Officer

