Form 10-Q
period 2012-06-30
SpeedSport Branding, inc.
filed 2012-08-10
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

On June 30, 2012, we had 16,535,838 shares of common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer☐	Smaller reporting company ☒

Speedsport Branding, Inc

TABLE OF CONTENTS

		Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	2

	Condensed Balance Sheets at June 30, 2012 (unaudited) and December 31, 2011 (audited)	4

	Condensed Statements of Operations for the six months ended June 30, 2012 and 2011 and the period from January 10, 2006 (inception) to June 30, 2012 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2012 and 2011 and the period from January 10, 2006 (inception) to March 31, 2012 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

Item 6.	Exhibits	15

	Signatures	16

1

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

SPEEDSPORT BRANDING, INC.

FINANCIAL STATEMENTS

(Unaudited)

Quarter Ended June 30, 2012

2

Speedsport Branding, Inc.

Financial Statements

(Unaudited)

TABLE OF CONTENTS

Page

FINANCIAL STATEMENTS

Balance sheets	4
Statements of operation	5
Statements of cash flows	6
Notes to consolidated financial statements	8

Speedsport Branding, Inc.
(A Development Stage Company)
BALANCE SHEETS

		June 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$23,377	$30,068
Total current assets	23,377	30,068

Fixed assets - net	64,000	48,000

Total Assets	$87,377	$78,068

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$773	$2,773
Accrued interest payable	573	632
Accrued payables - related parties	525	525
Notes payable - related parties	2,000	2,000
Notes payable - current	8,677	5,558
Stock subscription payable	45,000	45,000
Total current liabilties	57,548	56,488

Notes payable	-	-

Total Liabilities	57,548	56,488

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
16,535,838 shares
issued and outstanding	16,536	16,536
Additional paid in capital	1,402,999	1,402,999
Deficit accumulated during the
development stage	(1,389,706)	(1,397,955)

Total Stockholders' Equity	29,829	21,580

Total Liabilities and Stockholders' Equity	$87,377	$78,068

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

					Period From
					Jan. 10, 2006
	Three Months	Six Months	Three Months	Six Months	(Inception)
	Ended	Ended	Ended	Ended	To
	June 30, 2011	June 30, 2011	June 30, 2012	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$30,000	$30,000	$158,530
Lease income - related party	-	1,161	-	-	42,424
	-	1,161	30,000	30,000	200,954

Operating expenses:
Amortization & depreciation	8,392	16,784	8,000	16,000	235,260
General and administrative	6,876	13,252	1,777	21,664	1,268,836
	15,268	30,036	9,777	37,664	1,504,096
Operating - other:
Gain on asset sales	-	-	-	-	16,359

Gain (loss) from operations	(15,268)	(28,875)	20,223	(7,664)	(1,286,783)

Other income (expense):
Interest income	135	392	-	-	1,286
Interest expense	(499)	(707)	(233)	(585)	(112,458)

Income (loss) before
provision for income taxes	(15,632)	(29,190)	19,990	(8,249)	(1,397,955)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(15,632)	$(29,190)	$19,990	$(8,249)	$(1,397,955)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$0.00	$(0.00)

Weighted average number of
common shares outstanding	16,025,873	16,025,873	16,535,838	16,535,838

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Period From
			Jan. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2011	June 30, 2011	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(29,190)	$(8,249)	$(1,397,955)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	16,784	16,000	235,260
Stock issued for services	-	-	117,476
Non cash lease income	(1,161)	-	(33,762)
Non cash interest income/expense (net)	316	59	9,049
Gain (loss) on asset sales	-	-	(16,359)
Increase in accounts receivable	-	-	(15,000)
Receivable writedowns		5,781	53,038
Accrued payables	(1,950)	2,000	81,035
Accrued payables - related parties	-	-	108,525
Net cash provided by (used for)
operating activities	(15,201)	15,591	(858,693)

Cash Flows From Investing Activities:
Funds loaned to related party	-	(69,296)	(136,050)
Collections of related party loans	-	63,515	98,012
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400
Net cash provided by (used for)
investing activities	-	(5,781)	(289,443)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

			Period From
			Jan. 10, 2006
	Six Months	Six Months	(Inception)
	Ended	Ended	To
	June 30, 2011	June 30, 2012	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	182,115	565	2,154,792
Notes & loans payable - payments	(158,396)	(3,684)	(1,106,588)
Sales of common stock	-	-	130,000
Net cash provided by (used for)
financing activities	23,719	(3,119)	1,178,204

Net Increase (Decrease) In Cash	8,518	6,691	30,068

Cash At The Beginning Of The Period	40,012	23,377	-

Cash At The End Of The Period	$48,530	$30,068	$30,068

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$-	$49,103
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure

Cash paid for interest	$596	$526	$22,409
Cash paid for income taxes	$-	$-	$-

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

Since February of 2007, we have participated in the Grand Am Rolex Series events using Rolex Series GT (Grand Touring) production based automobiles that we have leased from P-1, Inc. a company whose majority shareholder is Kevin P. O’Connell.  We participated in four road racing events in 2006, six in 2007 and nine races in 2008.  The last race in which we participated was in September of 2008 at Miller Motorsports Park in Toole, Utah.   Our cessation in racing was due primarily to the lack of availability of capital due to a downturn in the economy.  We did not enter any events in 2009, 2010, 2011 but have participated in events in 2012. . We did engage in various consulting and testing business in 2011 and 2012.

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

We have not generated any revenue from sponsorships or the sale of advertising space.  Our losses from inception through the period ended June 30, 2012 was ($1,397,9558).

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

In 2009, 2010 and through 2011, due to the downturn in the overall economy and the lack of sponsorship for our company, we did not enter of participate in any of the Grand-Am Rolex Series race series in North America.

In 2012, through the end of the June quarter of 2012, the Company has participated in testing in the Grand Am series for the Rolex 24 at Daytona and was sub-contracted as part of events held at Road America in Elk Hart Lake, Wisconsin.

Also in 2012, the Company has created a business relationship with Rick Ware Racing (RWR), a company based in Thomasville North Carolina. RWR is active in both the Grand Am Rolex Series and NASCAR and will provide alternative race cars, funded driver and sponsorship opportunities in our business

When the events in which we intend to participate are chosen, we will decide whether to enter the 997 Porsche that we own or a leased race vehicle.  Our decision will be based upon the characteristics of the race venue and the suitability of the 997 Porsche or another vehicle to race at the chosen venue.  Our planned limited schedule for 2012 is due to the weakness in the overall economy and the prospects of securing sponsorship for motorsports events. Our ability to attract sponsors will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract sponsors will be enhanced. Further, our past record of sporadic "Top 10" finishing places has diminished our ability to attract sponsors.

Our 997 Porsche GT-3 Cup Car and our leased vehicles are managed for racing from a facility in Thomasville, North Carolina. There is no consideration due for the payment of the leased space we utilize.

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

Three Months Ended June 30 31, 2012 Compared to Three Months Ended June 30, 2011

Revenues

Total revenues for the three months ended June 30, 2012 were $30,000 compared to $zero for the same period ending June 30, 2011, representing an increase from the same period in 2011.  The increase in revenue for the quarter was due to an increase in Grand Am testing event revenue for the period.

Cost of Revenues

There were no costs of revenues for the three months ended June 30, 2012 or the three months ended June 30, 2011.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 were $9,777 or 33% of revenue compared to $15,268 with zero revenue for the same period ended June 30, 2011.  The decrease was due to an overall decrease in general and administrative expenses.  Depreciation and amortization expenses for the three months ended June 30, 2012 was $8,000 or 27% of revenue compared to $8,392 with zero for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2012 were ($233) or .008% of revenue compared to ($499) with zero revenue for the period ended June 30, 2011. The decrease for the three months period ended June 30, 2012 as compared to the same period in 2011 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the three month ended June 30, 2012of zero compared to $135 for the same period in 2011.

Net Gain/Loss

Net gain for the three months ended June 30, 2012 was $19,900 or 66% of revenue compared to $(15,632) with zero revenue for the same period ended June 30, 2011. The net gain for this period in 2012 is due to an increase in the Grand Am testing revenues activity and decrease in general and administrative expenses.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues

Total revenues for the six months ended June 30, 2012 were $30,000 compared to zero for the same period ending June 30, 2011, representing an increase from the same period in 2011. The increase in revenue for the six months was primarily a result of an increase in Grand Am testing revenues. .

Cost of Revenues

There were no costs of revenues for the six months ended June 30, 2012 or the six months ended June 30, 2011.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 were $37,664 or 125% of revenue compared to $30,036 on zero revenue for the same period ended June 30, 2011.  The increase was due to an overall increase in general and administrative expenses to $21,664 for 2012 compared to$13,252 for the same period in 2011.  Depreciation and amortization expenses for the six months ended June 30, 2012 was $16,000 or 53% of revenue compared to $16,784 with zero revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2012 were $(585) or 2% of revenue compared to $(707) with zero revenue for the period ended June 30, 2011.  The decrease for the six months period ended June 30, 2012 as compared to the same period in 2011 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the six months ended June 30, 2012of $0 compared to 392 for the same period in 2011.

Net Loss

Net loss for the six months ended June 30, 2012 was $(8,249) or 28% of revenue compared to $(29,190) with zero revenue for the same period ended June 30, 2011. The decrease in the net loss for this period in 2012 is due to an increase in Grand Am testing revenue and a decrease in general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash provided in operations for the six months ended June 30, 2012 was $15,591 as compared to $(15,201) for the period ended June 30, 2011.   During the six months ended June 30, 2012 we increased cash by $6,691 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(8,249) and generated cash in operating activities of $15,591 during the six months ended June 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of June 30, 2012 the Company had current assets that exceeded current liabilities by $21,580.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Six Months Ended June 30, 2012.

Operating activities for the six months ended June 30, 2012 produced $15,591in cash.  As of June 30, 2012 accounts payable increased to $2,773 compared to $773 for the same period in 2011.   Depreciation and amortization for the six months ended June 30, 2012 totaled $16,000, a decrease of $784 from a total of $16,784 for the same period in 2011. There were no prepaid expenses for the period.

Net cash provided by financing activities was $(3,119) for the six months ended June 30, 2012, compared to $23,719 for the same period of 2011.  There was a net increase in cash of $6,691 for the six months ended June 30, 2012, as compared to a net increase in cash of $8,530 for the same period in 2011.

Stockholder Matters

Stockholder’s equity was $21,580 on June 30, 2012, or $ 0.001 per share outstanding.  As of June 30, 2011 stockholder’s equity was $29,829 or $ 0.002 per share outstanding.

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

No sales of unregistered securities were made in the six months ended June 30, 2012.

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

Date: August 10, 2012
	By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer/Chief Financial Officer

