Form 10-Q
period 2012-09-30
SpeedSport Branding, Inc.
filed 2012-11-27
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

On September 30, 2012, we had 16,535,838 shares of common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a  smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

Speedsport Branding, Inc

TABLE OF CONTENTS

		Page

Part I FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at September 30, 2012 (unaudited) and December 31, 2011 (audited)	3

	Condensed Statements of Operations for the six months ended September 30, 2012 and 2011 and the period from January 10, 2006 (inception) to June 30, 2012 (unaudited)	4

	Condensed Statements of Cash Flows for the six months ended September 30, 2012 and 2011 and the period from January 10, 2006 (inception) to March 31, 2012 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Part II OTHER INFORMATION

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	14

Item 6.	Exhibits	14

	Signatures	15

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

Speedsport Branding, Inc.

(A Development Stage Company)

BALANCE SHEETS

		Sept. 30, 2012
	Dec. 31, 2011	(Unaudited)

ASSETS

Current assets
Cash	$23,377	$12
Total current assets	23,377	12

Fixed assets - net	64,000	40,000

Total Assets	$87,377	$40,012

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$773	$3,453
Accrued interest payable	573	672
Accrued payables - related parties	525	525
Notes payable - related parties	2,000	2,000
Notes payable - current	8,677	5,589
Stock subscription payable	45,000	45,000
Total current liabilties	57,548	57,239

Notes payable	-	-

Total Liabilities	57,548	57,239

Stockholders' Equity
Preferred stock, $.001 par value;
10,000,000 shares authorized;
none issued or outstanding	-	-
Common stock, $.001 par value;
100,000,000 shares authorized;
16,535,838 shares
issued and outstanding	16,536	16,536
Additional paid in capital	1,402,999	1,402,999
Deficit accumulated during the
development stage	(1,389,706)	(1,436,762)

Total Stockholders' Equity	29,829	(17,227)

Total Liabilities and Stockholders' Equity	$87,377	$40,012

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
					Period From
					Jan. 10, 2006
	Three Months	Nine Months	Three Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2011	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2012	Sept. 30, 2012
	(unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$-	$-	$100,400	$130,400	$258,930
Lease income - related party	-	1,161	-		42,424
	-	1,161	100,400	130,400	301,354

Operating expenses:
Amortization & depreciation	8,392	25,176	8,000	24,000	243,260
General and administrative	7,484	20,735	130,886	152,550	1,399,722
	15,876	45,911	138,886	176,550	1,642,982
Operating - other:
Gain on asset sales	-	-	-	-	16,359

Gain (loss) from operations	(15,876)	(44,750)	(38,486)	(46,150)	(1,325,269)

Other income (expense):
Interest income	51	443			1,286
Interest expense	(336)	(1,044)	(321)	(906)	(112,779)

Income (loss) before
provision for income taxes	(16,161)	(45,351)	(38,807)	(47,056)	(1,436,762)

Provision for income tax	-	-	-	-	-

Net income (loss)	$(16,161)	$(45,351)	$(38,807)	$(47,056)	$(1,436,762)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)	$(0.00)	$(0.02)	$(0.03)	$(0.87)

Weighted average number of
common shares outstanding	15,650,873	15,650,873	16,535,838	16,535,838	16,535,838

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			Jan. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income (loss)	$(45,351)	$(47,056)	$(1,436,762)

Adjustments to reconcile net loss to
net cash provided by (used for)
operating activities:
Amortization & depreciation	25,176	24,000	243,260
Stock issued for services	-	-	117,476
Non cash lease income	(1,161)	-	(33,762)
Non cash interest expense (net)	243	99	9,089
Gain (loss) on asset sales	-	-	(16,359)
Receivable write-dwon	-	28,374	75,631
Increase in accounts receivable	-	-	(15,000)
Increase (Decrease) in accrued payables	(1,743)	2,680	81,715
Increase in accrued payables - related parties	-	-	108,525

Net cash provided by (used for) operating activities	(22,836)	8,097	(866,187)

Cash Flows From Investing Activities:
Funds loaned to related party	-	(110,204)	(155,311)
Collections of related party loans	-	81,830	94,680
Fixed asset purchases	-	-	(383,805)
Fixed asset sales	-	-	132,400

Net cash provided by (used for) investing activities	-	(28,374)	(312,036)

(Continued On Following Page)

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

(Continued From Previous Page)

	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2011	Sept. 30, 2012	Sept. 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	224,540	846	2,155,073
Notes & loans payable - payments	(216,703)	(3,934)	(1,106,838)
Sales of common stock	-	-	130,000

Net cash provided by (used for) financing activities	7,837	(3,088)	1,178,235

Net Increase (Decrease) In Cash	(14,999)	(23,365)	12

Cash At The Beginning Of The Period	40,012	23,377	-

Cash At The End Of The Period	$25,013	$12	$12

Schedule Of Non-Cash Investing And Financing Activities

Common stock issued for services	$-	$-	$117,476
Asset sold for assumption of debt	$-	$-	$140,737
Debt converted to capital	$-	$-	$1,172,059

Supplemental Disclosure

Cash paid for interest	$358	$807	$23,866
Cash paid for income taxes	$-	$-	$-

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

We have not generated any revenue from sponsorships or the sale of advertising space.  Our losses from inception through the period ended September 30, 2012 was ($1,653,838).

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

In 2009 and 2010, and through September, 2012, due to the downturn in the overall economy and the lack of sponsorship for our company, we did not enter of participate in any of the Grand-Am Rolex Series race series in North America.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues

Total revenues for the three months ended September 30, 2012 were $100,000 compared to $0 for the same period ending September 30, 2011, representing an increase from the same period in 2011.  The increase in revenue for the quarter was due to an increase in Grand-Am Rolex Series testing and racing related event revenue for the period.

Cost of Revenues

There were no costs of revenues for the three months ended September 30, 2012 or the three months ended September 30, 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 were $138,886 or 139% of revenue compared to $45,911with zero revenue for the same period ended September 30, 2011.  The increase was due to an overall increase in general and administrative expenses.  Depreciation and amortization expenses for the three months ended September 30, 2012 was $8,000 or 8% of revenue compared to $25,176 with zero in revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2012 were ($321) or .003% of revenue compared to ($1044) with zero revenue for the period ended September 30, 2011. The decrease for the three months period ended September 30, 2012 as compared to the same period in 2011 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the three months ended September 30, 2012of $0 compared to $51 for the same period in 2011.

Net Gain/Loss

Net loss for the three months ended September 30, 2012 was $(38,807) or 39% of revenue compared to $(45,351) with zero revenue for the same period ended September 30, 2011. The net loss for this period in 2012 is due to an increase in the Grand Am testing revenues activity and increase in general and administrative expenses.

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenues

Total revenues for the nine months ended September 30, 2012 were $130,400 compared to zero for the same period ending September 30, 2011, representing an increase from the same period in 2011. The increase in revenue for the nine months was primarily a result of an increase in Grand-Am Rolex Series testing and racing related revenues. .

Cost of Revenues

There were no costs of revenues for the nine months ended September 30, 2012 or the nine months ended September 30, 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 were $176,550 or 176% of revenue compared to $45,911 on $1,161 revenue for the same period ended September 30, 2011.  The increase was due to an overall increase in general and administrative expenses to $152,500 for 2012 compared to$20,735 for the same period in 2011.  Depreciation and amortization expenses for the nine months ended September 30, 2012 was $24,000 or 18% of revenue compared to $25,176 with $1,161 of revenue for the same period in 2011.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2012 were $(5,589) or 6% of revenue compared to $(8,677) with $1,161 of  revenue for the period ended September 30, 2011.  The decrease for the nine month period ended September 30, 2012 as compared to the same period in 2011 was due to a decrease in indebtedness in the Company.

Other Non-operating Income

The Company had non-operating income for the nine months ended September 30, 2012 of $0 compared to $443 for the same period in 2011.

Net Loss

Net loss for the nine months ended September 30, 2012 was $(47,056) or 36% of revenue compared to $(45,351) with $1,161 in revenue for the same period ended September 30, 2011. The decrease in the net loss for this period in 2012 is due to an increase in Grand Am testing revenue and a increase in general and administrative costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash provided in operations for the nine months ended September 30, 2012 was $8,097 as compared to $(22,836) for the period ended September 30, 2011.   During the nine months ended September 30, 2012 we increased cash by $8,097 in cash from operating activities.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. The Company incurred a net loss of $(47,056) and generated cash in operating activities of $8,097 during the nine months ended September 30, 2012.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2012 the Company had current assets that exceeded current liabilities by $40,012.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Nine Months Ended September 30, 2012.

Operating activities for the nine months ended September 30, 2012 produced $8,097 in cash.  As of September 30, 2012 accounts payable increased to $3,453 compared to $773 for the same period in 2011.   Depreciation and amortization for the nine months ended September 30, 2012 totaled $24,000, a decrease of $1,176 from a total of $25,176 for the same period in 2011. There were no prepaid expenses for the period.

Net cash provided or used by financing activities was $(3,088) for the nine months ended September 30, 2012, compared to $7,837 for the same period of 2011.  There was a net decrease in cash of $24,475 for the nine months ended September 30, 2012, as compared to a net increase in cash of $25.013 for the same period in 2011.

Stockholder Matters

Stockholder’s equity was $40,012 on September 30, 2012, or $ 0.002 per share outstanding.  As of September 30, 2011 stockholder’s equity was $87,377 or $ 0.005 per share outstanding.

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

No sales of unregistered securities were made in the six months ended September 30, 2012.

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

Date: November 14, 2012

By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer/Chief Financial Officer

