Form 10-K
period 2012-12-31
SpeedSport Branding, Inc.
filed 2013-04-15
CIK 1449934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☑

As of June 30, 2012 the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $871, 860 based on of the last price at which the Company sold its shares ($.20 per share of common stock).

On March 31, 2013, we had 16,535,838 shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2012

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

ii

ITEM 1.  BUSINESS

BUSINESS

BUSINESS OF THE COMPANY

Background

We are a development stage company operating as a small motorsports organization which was organized in 2006 to participate in the United Sports Car Racing series (“USC”) sanctioned events (formerly known as the Grand-Am Rolex Series) in Grand Touring (“GT”) based road racing events.  The United Sport Car Racing series was established in 1999 to organize, sanction, and sponsor professionally race prepared “Sports Car” automobile road racing in North America.  We participate in the “Rolex Series GT” events using Rolex Series GT (Grand Touring) race-prepared production based automobiles.  We participated in four road racing events in 2006, five in 2007, nine races in 2008 and in no races thereafter.

In 2012, we attended and provided consulting services at United Sports Car Racing series road racing events at Road America in Elk Harte Lake, Wisconsin and in the inaugural Brickyard Grand Prix at Indianapolis Motor Speedway. We received associated sponsorship and consulting income from marketing partners and clients for both events in 2012.

We have utilized leased race cars to participate in the racing events we have scheduled.  In December of 2008, we purchased a racecar from P-1, Inc. (“P-1“) as an alternative to leasing.  Kevin P. O’Connell, who is our majority shareholder, is also the majority shareholder of P-1, Inc.

We will decide in the future whether to lease a racecar or to enter the vehicle we have purchased from P-1.   In the past, and possibly in the future, we intend to lease our race cars for United Sports Car Racing events. This could be from outside vendors or from P-1.

We expect the majority of our revenue to be derived from the sale to sponsors of advertising space on each vehicle we enter in a United Sports Car Racing event and from winning a share of the “cash purses” that are provided by the United Sports Car Racing series event sponsors.  Secondarily, we expect to utilize our race cars to provide marketing and public corporate branding services to clients desiring to use our cars and equipment to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to attract sponsors will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract sponsors will be enhanced. Further, our past record of sporadic "Top 10" finishing places has diminished our ability to attract sponsors.

We have conducted limited operations to date and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans. We received consulting income during periods in which we have not entered in racing events. In 2012, most of our income was generated from providing consulting services.

We had limited revenues in 2012 and 2011 from a small client base. During the year ended December 31, 2012, we earned revenue from four companies, of which two were related to us. Three customers accounted for 43% (related party), 39% and 14% of total 2012 revenue, respectively. Revenue in 2011 included lease income from the lease of a vehicle to a related party. Our related party income was received from RC-1, Inc. Kevin O’Connell, our majority shareholder, is the majority shareholder for RC-1, Inc.

United Sports Car Racing

United Sports Car Racing is not an affiliate, partner or sponsor of our Company. United Sports Car Racing is a separate and distinct entity from our Company and the only formal contract(s) that we have with the organization is the contractual entry forms that we must submit to be entered into a racing event, and the annual driver and crew member fees that we must submit as a prerequisite to our admission and entry into scheduled United Sports Car Racing events. We are dependent on United Sports Car Racing and their events as a platform for us to showcase the brands of our potential customers.

As the primary series in which we compete, United Sports Car Racing mandates, manages and monitors the qualifications of participants at every United Sports Car Racing sanctioned event. In addition to filing ownership forms with United Sports Car Racing, to participate in a United Sports Car Racing sanctioned event, each car must be driven by a driver who has motorsports experience and all cars must undergo a United Sports Car Racing technical inspection. Prior to qualifying at each race, all of the participating cars must undergo a pre-race technical inspection by the United Sports Car Racing officials. Several participating race cars are also selected to undergo a further technical inspection at the conclusion of each race to ensure the selected cars participated within all of the United Sports Car Racing technical guidelines during the race. United Sports Car Racing specifications exist for the entire race car (including aerodynamic elements such as length of spoilers and air dams, engine characteristics, fuel, chassis setup, shocks, tires, etc.) and typically vary by manufacturer (such as Porsche, GM, Ford, Mazda, BMW, etc.). These specifications can change between races as United Sports Car Racing attempts to maintain equality of competition between race teams and manufacturers. Teams, drivers and owners that are caught violating United Sports Car Racing guidelines typically receive penalties ranging from economic fines to loss of owner and driver points, to suspensions from future United Sports Car Racing sanctioned events.

After passing the United Sports Car Racing technical inspection, a racecar has one attempt to achieve one of the top qualifying speeds of all the cars in order to qualify for an event. The fastest qualifying speed is awarded the pole position for the respective race.  The pole position starts on the inside of the front row and leads the rest of the qualifying field to the “green flag” indicating the beginning of each race.  Drivers and team owners covet the pole position due to the notoriety received by the respective pole winner sponsors.

After the pole position, the next race cars earn their starting spots according to the fastest qualifying speeds.

United Sports Car Racing “formerly known as Grand American Road Racing Association”

The Grand American Road Racing Association (subsequently renamed United Sports Car Racing) was established in 1999 to return stability to major league sports car road racing in North America. Now known as the United Sports Car Racing series, the sanctioning body’s headquarters are located in Daytona Beach, Fla. on the same corporate campus that is also home to NASCAR, International Speedway Corporation (“ISC”) and Daytona International Speedway. United Sports Car Racing operates as a wholly owned subsidiary of NASCAR, with common investors and board members. Among the Company’s investors and executives are several of the key people behind NASCAR, but United Sports Car Racing offers an entirely different product that features production based sports car racing on widely known road and street course circuits and in major markets throughout North America.

According to the United Sports Car Racing, sports car racing in North America endured tough and uncertain times for the majority of the 1990s.  Sports car racing’s decline during this period could basically be traced to uncontrolled technology and its related costs. United Sports Car Racing has addressed technology cost concerns with affordability rules and cost containment policies that are devised to enhance competition at the overall team personnel and driver level.

The United Sports Car Racing series premier racing events are known “Rolex Sports Car Series presented by Crown Royal Special Reserve” (the “Rolex Series”) and will be in its inaugural season under the new brand in 2014. The series has established itself as one of the most diversified professional road racing championship in North America.

A division within the Rolex Series of racing events sanctioned by United Sports Car Racing is the Grand-Am GT Series (the “GT Series”). The category of racecars designated by United Sports Car Racing for competition in the GT Series is the “Rolex Series GT” class of sports cars.  The Rolex Series GT sports cars are based upon factory production models of certain automobile manufacturers, but are customized at the factory or at approved private engineering firms so that they may be used for racing in the Rolex GT Series.  We intend to participate in the Rolex GT Series using exclusively GT Class sports cars.

In September of 2012, Grand Am; our sanctioning body, announced that it will be merging with the American Le Mans Series ("ALMS"), which had been Grand-Am's main US competitor since its inception. The two series will fully merge in 2014 under one series name of "United Sports Car". The series will register the series name with the International Motor Sports Association (“IMSA”). The ALMS name (along with the connection to the 24 Hours of Le Mans) will be terminated as well as the manufacturer supported P1 prototype class. Grand American “Grand Am” will also cease to be a name used moving forward.

Under the United Sports Car Racing series, the new Prototype class will consist of Daytona Prototypes, ALMS P2 cars and the DeltaWing (including a new closed-cockpit version). The ALMS GT class will be renamed GT Le Mans (“GTLM”), while GT Daytona (“GTD”) will combine the current Grand-Am GT class and the ALMS' GTC cars. The Prototype Challenge (“PC”) and GX classes will both carry over unchanged from Grand-Am and ALMS, respectively. The lead Prototype class combines Grand-Am's Daytona Prototype class with the ALMS' P2 and DeltaWing cars. PC will be retained from the ALMS, as will GTLM which will consist of the cars from the ALMS GT class.

GTD combines the Grand-Am's GT class and the ALMS' GTC class. GX is retained from the Grand-Am structure.

IMSA was retained as the sanctioning body for United Sports Car Racing series.

We believe this new series will create more opportunities for obtaining sponsors as the new series is intended to have more comprehensive media and television coverage. In addition, the fan following should increase with inclusion in the new race series of the "24 Hours of Lemans" and the "12 Hours of Sebring" races added to the annual schedule for the United Sports Car racing series.

Grand Touring “GT” Class

The regulations covering the technical specifications of Rolex Series GT Class cars are designed to provide for fair competition amongst racing participants.  We believe the regulations for the newly combined series will be basically the same. The regulations include the weight of vehicle, engine size, engine RPM limits, tire size, etc.   For example, engines must between 390 to 450 horsepower, and the vehicle must have minimum weight ranging from 2,500 to 2,700 lbs.  Maximum speed for GT Class racecars is 170 mph.  Examples of sports cars that participate in United Sports Car Racing Cup Series are Porsche GT3 Cup, Porsche Cayman GX.R, Panoz, Dodge Viper, Chevrolet Corvette, Chevrolet Camaro GT-R, Mazda RX-8, Mazda 6 GX, Ferrari 458, Maserati, Nissan, Ford BOSS Mustang, Audi R8 and the BMW M3 coupes.

Daytona Prototypes Class

A Daytona Prototype is a racecar specifically designed and built for the United Sports Car Racing Road Racing Association’s highest level of car, having a higher maximum speed and different racing characteristics than the GT Class. We do not participate in any racing utilizing Daytona Prototypes.

Racing

Both classes of racecars, the Daytona Prototypes and the GT Class, participate in some of the same Rolex Series’ events.  They do so in a two-class format that enables spectators in person or on television, and the media covering the event, to follow the action with just two easy-to-distinguish classes of race cars—Daytona Prototypes and GT Class. United Sports Car Racing race events are held at some of the world’s most prestigious race course venues—Daytona, Long Beach, CA, Mexico City and Watkins Glen—and have become an annual attraction at some of the newest racing venues such as Miller Motorsports Park in Salt Lake City, Utah, Barber Motorsports Park in Alabama and Virginia International Raceway.  United Sports Car Racing has also instituted racing events known as “Stadium Road Racing” on the road course layouts at stadium tracks such as Homestead-Miami Speedway, Phoenix International Raceway and Iowa Speedway.

The Rolex Series of races feature a challenging mix of endurance and sprint races, including a 24-hour endurance race, a six-hour “Enduro” and several 400 kilometer and 250-mile sprint races. Teams of drivers are required for each event in which we participate. Drivers alternate driving the racecar for various periods of time during the race. The shorter events require two drivers per car, while three-driver teams are common in the six- and nine-hour races, and three- to five-driver squads are the usual  for the Rolex 24 at Daytona. Driver changes during pit stops always factor into the strategy at each race.

Drivers

Our drivers are from diverse driving backgrounds and have experience in oval track racing and road course racing.   In certain endurance races that require in excess of nine hours to complete, we have hired a driver, or multiple drivers.  Kevin P. O’Connell, the controlling person of our majority shareholders, has been one of the two to four drivers in all of the races in which we have participated.  In all races in United Sports Car Racing there is more than one driver required in each event.

Typical driver fees range from $3,000 per event to as much as $15,000 per event depending on the experience and success of a particular driver. Through December 31, 2012 we have not paid fees to drivers in any of the sprint races (races under 250 miles) that we entered as those drivers volunteered their services to gain experience and publicity for their careers as professional race car drivers. We have paid drivers fees of up to $3,000 per driver for endurance races (in excess of 250 miles) such as the Rolex 24 at Daytona.  We have had to limit any driver fees we have paid due to our small operating budget.

Pit Crews

Our pit crews have experience and backgrounds working for other motorsports racing teams.   We have had volunteers for all of our crew members in all of the events in which we have participated. None of our pit crew members have been paid, as they volunteered their services to gain experience and publicity for their careers as professional pit crew members. In 2013, we intend to use volunteer crew members whenever possible.

For paid pit crew members, the typical fees can range from $300 per event to as much as $1,500 per event, depending on the experience and previous success of the crew member.

Crew member’s responsibilities can include pit preparation, tire preparation, transporter driving, pit stop duties, food preparation and race car detail and driver support.

Company History

In January of 2006, Kevin P. O’Connell, one of our founding shareholders, and the controlling party of the shareholders who control a majority of our outstanding common shares, initiated a new business to market and compete in the Grand American Rolex Series featuring sports cars and road racing.   The Company was formed as Speedsport Branding, LLC, a California limited liability company (“LLC”), on February 6, 2006. Mr. O'Connell was the managing member of General Pacific Partners, LLC ("GPP"), the managing member of LLC. In addition, Mr. O'Connell was the managing member of Revete Capital Partners, LLC (“RCP") and Billington Brown Acceptance, LLC ("BBA"). GPP, RCP and BBA together hold a majority of our issued and outstanding common shares.  The Company operated as an LLC until June 3, 2008 when it was merged (the “Merger”) into Speedsport Branding, Inc. a Nevada corporation.  Speedsport Branding, Inc. was incorporated under the laws of the State of Nevada on January 10, 2006. Prior to the merger, Speedsport Branding, Inc. had no business operations, other than maintaining its good standing as a Nevada corporation. Prior to the Merger, Speedsport Branding, Inc. had 10,125,000 common shares issued and outstanding. Pursuant to the Merger, 4,412,650 shares of common stock were issued to the holders of promissory notes of the LLC, including a total of 1,287,149 shares issued to GPP, RCP and BBA in exchange for $230,661 of promissory notes owed by us. Subsequent to the merger, all of our operations have been conducted by Speedsport Branding, Inc.

The reason for the Merger was to create possible liquidity for the shareholders of our Company.  From inception through March 2012, our offices were located at 6141 Quail Valley Ct. Riverside, CA. 92507, which was leased to us at no cost from Riverside Acceptance, LLC , a company in which Mr. O'Connell owned fifty percent  of the economic interests. On April 1, 2012, we relocated our offices to 111 Sunrise Center Drive Thomasville, NC 27360. We do not pay rent in respect of this property at this time.

In June of 2006, we purchased a factory prepared United Sports Car Racing spec 2004 Porsche 996 GT-3 Cup Car and proceeded to enter the car in six races.  We entered and competed in scheduled events at Watkins Glen International for the 6 Hour, the July 4th sprint race at Daytona International Speedway, a Barber Motorsports Park sprint race in Alabama, the Infineon Raceway combined class sprint race in northern California, and the Sunchaser 1000 at Miller Motorsports Park in Utah.  In January of 2007, we entered and competed in the historic Rolex 24 Hours of Daytona at Daytona International.

We leased our racecar from P-1, Inc. a company in which Mr. O’Connell is a majority shareholder for approximately $7,500 per sprint race events and $15,000 for endurance events.  Additionally, the Company was liable for any crash related damages. We lease our race cars for certain events rather than compete with our own equipment when the governing sanctioning body of an event requires that participating vehicles meet specifications that our vehicle does not meet.

Sprint race events are typically less than three hours in duration and endurance races are between twelve hours and twenty five hours in duration. The cash purses for top placing positions have increased. However, the typical winning purse at the racing events we have competed in or plan to compete in is less than $50,000 for a top finishing position. While we intend to compete and attempt to win each race we enter, we do not anticipate that purse winnings will contribute substantially to our revenue. We have had limited monetary sponsors to date, but will continue to seek out potential sponsors.

We entered and competed in a total of five races in 2006, six races in 2007, six races in 2008, and in no races therafter.  Throughout our 2006, 2007 and 2008 racing seasons, we received purses based on finishing positions.

In 2012, we attended and provided consulting services at the United Sports Car Racing Series road racing events at Road America in Elk Harte Lake, Wisconsin and in the inaugural Brickyard Grand Prix at Indianapolis Motor Speedway. We received associated sponsorship and consulting income from marketing partners and clients for both events in 2012.

We had limited revenues in 2012 and 2011 from a small client base. During the year ended December 31, 2012, we earned revenue from four companies, of which two were related to us. Three customers accounted for 43% (related party), 39% and 14% of total 2012 revenue, respectively. Revenue in 2011 included lease income from the lease of a vehicle to a related party. Our related party income was received from RC-1, Inc. Kevin O’Connell, our majority shareholder is the majority shareholder for RC-1, Inc.

Our ability to enter racing events in 2013 and thereafter will be dependent upon our ability to raise capital and attract sponsors. There can be no assurance that we will be able raise capital or to enter any racing events in 2013 or thereafter.

We have received a total of $317,104 in revenue and cash purses related to overall finishing positions commencing June of 2006 through the date of this Report.

In February of 2007, we elected to change our business model and enter the United Sports Car Racing GT class races using only leased GT Class sports cars that would be made available to us on a per race event basis.  We entered into an agreement to lease our race vehicles from P-1, Inc. ("P-1"), a company which was formed and founded by Kevin P. O'Connell, our controlling shareholder.  We are not the only customer of P-1 and P-1 does offer to lease its vehicles to other qualified teams and competitors.   We may lease our race car to other teams in the same series or other drivers in the same series for certain events.

Our lease agreement with P-1 provides that we pay P-1 $7,500 per sprint race events, events which are considered less than 3 hours in duration, and $15,000 for endurance events of 12 hours or longer in which we lease a P-1 owned racecar.  Additionally, we must pay for all transportation, storage, repairs, supplies, fuel, labor, permits and licensing and reimburse P-1 for any crash damage that may be sustained in a race.  In certain events, we, the lessee may be required to purchase insurance to cover a total loss of the competition vehicle.   Insurance for these vehicles can be as much as $20,000 per event with stated deductibles, and is based on the length of the race and the relative track speeds.  The full replacement value of this type of race vehicle could be as much $250,000.  To date, we have not been required and have elected not to purchase this total loss insurance.  In certain events, insurance for total loss is required to be obtained by us for the race vehicle for the benefit of the lessor.

We believe that the $7,500 leasing fee for sprint race events and $15,000 for endurance events is equivalent to, or more advantageous to us, than might otherwise be available to us from other lessors of GT Class sports cars.  We derive this opinion from evaluating other market comparables in the United Sports Car Racing sports car industry.

We use temporary high quality vinyl graphics to display sponsors information on leased racecars.  This methodology is considered to be the industry standard and can be easily removed or changed to meet customer demands.

We believe that, in certain racing events, leasing, rather than owning, sports cars, has certain advantages to us, such as:

•	If United Sports Car Racing institutes new rules requiring upgrading of the racecar specifications, no capital will be needed by us for the upgrading or purchase of new racecars;

•	No capital expenditures for new technologies is required of us for competition

•	No need to invest Company capital in an illiquid and depreciating vehicle.

Previously, we leased a racecar from P-1, specifically a factory Porsche 997 GT-3 United Sports Car Racing version and entered and competed in the following United Sports Car Racing events:  Virginia International Raceway, Mazda Raceway Laguna Seca in northern California, Watkins Glen International 6 Hours of the Glen, Circuit Gilles Villeneuve in Montreal, and the Sunchaser 1000 at Miller Motorsports Park in Utah.

Additionally, we leased the same racecar and also entered and competed in the following United Sports Car Racing events: the Rolex 24 Hour at Daytona International, Mexico City, Mexico, Mazda Raceway Laguna Seca in northern California, Watkins Glen International for the 6 Hours of the Glen, Circuit Gilles Villeneuve in Montreal, New Jersey Motorsports Park and the Sunchaser 1000 at Miller Motorsports Park in Utah.

We did not enter any events in 2009, 2010 or 2011.  We attended and provided consulting services at events in 2012 and will have a limited schedule in 2013.

We did not lease any race cars from P-1 in 2009, 2010 but did lease in 2011 for testing events which are considered non-racing events. In 2012, we did not incur a race car leasing fee for either United Sports Car Racing events.

For 2013, we will decide whether we should lease race cars from P-1 or other vendors or enter our own vehicle depending on certain factors such as track size, event attendance and driver specifications.

Business Strategy

Although many of the motorsports events we enter have winning or top placing cash purses, we do not intend to rely on the cash purses we may receive.  We believe based on our observation of the racing industry’s most successful current teams competing in NASCAR, American LeMans Series, the Indy Racing League and the United Sports Car Racing series, that the majority of our revenue will be received from sponsorships from businesses that have an interest in creating greater awareness of their corporate brand through securing advertising space on our competition vehicles.  We have attracted limited sponsorship to date and there can be no assurance that we will be able to attract new or repeat sponsors in the future.

Sponsorship

In the United Sports Car Racing series, the GT spec race cars have a certain portion of the vehicle that are available for the placement or corporate logos or the images of products or services.  In the Rolex GT series, the vehicle's front hood is designated for logo placement with the exception of a ten inch by ten inch square area that is left for the series assigned competition number.  Both sides of the race car from the front quarter panel, to the door, to the rear quarter panel are available for corporate logos with the exception of a twenty inch by twenty inch portion of the lower door that is left open for the series assigned competition number.  The rear deck lid of the car is also available for corporate logos.  In comparison to other domestic and international series such as NASCAR, the Indy Car Series or Formula One, the GT series in United Sports Car Racing has on average more placement space on the car than these respective series due to the design of the GT cars and the lack of series contingency sponsors that take up much of the space of certain competing series cars.

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

Primary Sponsor

A Primary Sponsor will have the largest sponsor’s logo appearing on a race car and the car will be named as the Primary Sponsor's car in the race programs and other promotional literature concerning the particular race event.  For example, if the Primary Sponsor is the XYZ Company, the race car would be referred to as “the #27 XYZ Company Car.” The logo will generally cover 75% of the available advertising space on the car. The car will be referred to in all media coverage as the Primary Sponsor’s car. We estimate that the fee for being a Primary Sponsor will be $75,000 per event and may vary depending on the series contemplated and the "Hospitality" services requested.  "Hospitality" services include the attendance and use of the race car at a sponsor's non-race event.  Hospitality services are provided at additional cost for a Primary Sponsor.

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

Facilities and Maintenance

Maintenance and race set up is an ongoing effort in auto racing.  Mr. Montgomery, our Chief Executive Officer, manages the staff of independent technicians to maintain a regular schedule updates and changes to back up parts and various pit equipment needed at racing events. Since our race cars are leased, we spend less time on preparing our car for an actual race event.   Our owned and leased race cars are managed for racing from a facility in Thomasville, North Carolina. As required, we can contract with the principals of the facility to transport, prepare or modify our race cars for specialty or racing events.

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

Marketing

Our Company intends to hire a marketing and sales person to pursue the direct sales of sponsorships and branding awareness services.  However, we will not be able to hire such a person until we have the financial resources to do so.

Competition

We principally compete with other racing teams and advertising and public relations companies that are much larger, well known, better established and have greater financial resources than us. We do not consider our team to be a factor in the overall racing industry. We compete for sponsorship dollars with other sports such as football, baseball, basketball, hockey, tennis and golf and with other live entertainment and popular recreational activities.  Depending on our success in funding our operations, we intend on entering between two and eight events on an annual basis including various testing events with local associations.  The events attended are dependent on our success in raising capital from sources other than our line of credit from General Pacific Partners, LLC.

There is currently no limit to the number of cars that can enter, attempt to qualify, and compete in the United Sports Car Racing races.  We face competition from auto manufacturer backed teams and other entries that have "Fortune 500" companies as primary sponsors.  We also compete with auto manufacturing company backed teams have the full faith and credit of their manufacturers such as General Motors, Ford, Porsche, Mazda, Toyota, BMW and Ferrari.  These teams have an advantage over us in that they have, among other things, better funding, more experienced management and personnel, "state of the art equipment", and more name recognition.

We believe United Sports Car Racing takes into account private or new teams and have therefore designed their racing programs to accommodate numerous entries, and many more than are permitted in competing series.  We are considered a developmental stage team and an event starting position is expected.

In certain events fan interest has declined, and as a result racing has not been as attractive to the television industry or event spectators, which has had an adverse effect on our business.

There can be no assurance that our vehicles will be competitive or qualify for each, or any, United Sports Car Racing GT Series sanctioned event entered. If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, drivers and crews which in turn could impact our ability to attract and maintain sponsorship. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Employees

As of March 31, 2013, we have no full-time employees. Our only employees consist of three management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

Property

We do not own any real property. Our offices are located at 111 Sunrise Center Dr. Thomasville, North Carolina 27360. We do not pay for the space we use. The property is owned by Richard S. Ware, a motorsports team owner.

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

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $1,417,481 from Inception ( January 10, 2006) through December 31, 2012. We intend to use our own vehicle or leased, professionally race prepared, Sports Cars to market and promote the products and services of potential sponsor clients. We contemplate that we will further develop our racing operations and we will reinvest all profits, if any, into the Company.

Our existing principal stockholders exercise control of our Company.

Revete Capital Partners, LLC ("Revete"), General Pacific Partners, LLC, ("GPP"), Billington Brown Acceptance, LLC ("BBA"), P-1, Inc., and Specialty Rentals, Inc. together are the beneficial owners of approximately 70.6% of our issued and outstanding common stock.  Revete, GPP and BBA have membership interests and economic interests that are held and determined by Kevin P. O'Connell. Mr. O'Connell is the majority shareholder of Specialty Rentals, Inc. and P-1, Inc.

In addition, GPP has established a line of credit for our use of $450,000.  The receipt of funds from this line of credit is subject to the approval of  Mr. O'Connell.  To date, $50,000 has been drawn on the line of credit, which has been repaid in full.  The terms of the line of credit contains annualized interest of 10%, quarterly interest payments payable by the Company on outstanding balances and sets a maximum quarterly draw down on the line of $100,000 per advance requested.   Mr. O'Connell may have a conflict of interest should we determine to draw upon the line of credit. He will have to determine, as the Managing Member of GPP, whether it is in the best interest of GPP to approve or decline the "draw down” or, as our controlling shareholder, it is in our best interest to approve the draw down. In 2012, the Company elected to keep its Line of Credit with GPP active and available for draw down for operations.

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

Further, Mr. O’Connell will be able to determine the election of directors and all other matters subject to stockholder votes. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company, even if this change in control would benefit stockholders.

We must enter into and maintain a good working relationship with the newly created United Sports Car Racing series.

To be successful, we must create and maintain a good working relationship with the sanctioning body of our racing events, the United Sports Car Racing (“USC”) series. Without a good relationship, USC may at its sole discretion disallow our team from competing in any or all of their sanctioned events for an indefinite period of time. We do not have any continuing contractual relationship with USC and may not be able to enter into any agreements to participate in racing events on terms acceptable to us.

We have previously leased our racecars from P-1, a company controlled by our controlling shareholder.

P-1, Inc. is a motorsports leasing company, and has leased race vehicles to our Company and has race vehicles available to other qualified teams and drivers.  We have only leased racecars from P-1, a company whose majority shareholder is Kevin P. O’Connell.

The disadvantage of leasing our cars through P-1 rather than other sources is that the configuration and technology of other race cars that are available from various lessors may be more advantageous to us to us than using only race cars available from P-1.  This could adversely affect our competitiveness which could have a negative impact on potential sponsors and winning purses.

Our leased and owned racecars are subject to changes in technology and competitiveness.

On December 31, 2008, we acquired a United Sports Car Racing spec 997 GT-3 Porsche racecar from P-1, a related party.  The purchase price was $160,000, for which we issued 533,333 shares ($0.30 per share) of our common stock for the purchase of the race vehicle. This race car, as well, as the race cars we lease from P-1, contain current technologies that may cease to be legal or competitive as the rules and regulations of United Sports Car Racing are modified and technologies are updated.  Additionally, governing sanctioning bodies are expected to regularly hold discussions with the manufacturers and competitors regarding implementing updated models and technologies that may have an adverse effect on our Company.  To the extent that United Sports Car Racing may change its rules and regulations so that our racecar and the race cars we lease from P-1 do not comply with the changed rules or regulations, our business will be adversely affected.

Our racing operations face competition for marketing and advertising dollars.

We compete for marketing and advertising dollars with other motorsports teams and with sports such as football, baseball, basketball, hockey, tennis and golf and with other entertainment and recreational activities. In the event that fan interest in motorsports declines, United Sports Car Racing might not be as attractive to the potential sponsors, which could have an adverse effect on our operations.

There can be no assurance that our team will be competitive or qualify for each, or any, United Sports Car Racing sanctioned event entered.  Qualification in United Sports Car Racing races is only required in special events.  If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, quality drivers and crews which in turn could impact our ability to attract marketing and advertising dollars. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position.

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

From February 2007 through September 2009, we leased our racecars from P-1, Inc.  Our lease agreement requires us to pay a leasing fee of $7,500 for sprint races and $15,000 for endurance race in scheduled events in which we leased a race car. In 2013, we will also contract with outside vendors for race cars as needed.

In 2008, we acquired a 997 GT-3 Porsche racecar from P-1, Inc.  Kevin O’Connell is the majority shareholder for P-1, Inc.

This vehicle's configuration may not meet the required and ubiquitous specifications of the current rules and regulations of United Sports Car Racing, but may be updated to comply with certain costs.

Engine modifications as well as other mechanical changes have been approved by the series and the manufacturer to allow Porsche production race vehicles to compete more evenly with other manufacturers in the series.  Prior to the entry of our race vehicle in any United Sports Car Racing event, we intend to update and maintain the vehicle with current safety and engine modifications to meet the then current standards.

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

In those United Sports Car Racing events that we determined to enter, we have always qualified to race.  However, we have finished poorly in these events and have not received any purse money if finishing positions fall outside of the top 10 places.  A low finishing position for any event may or may not be a direct result of the team’s activities and efforts, and all racing teams in competition face the same uncertain results. There can be no assurance that we will win any purse money and the denomination of such purse money could have any effect upon our ability to fund our operations.

We may incur liability for personal injuries.

Racing events can be dangerous to participants and to spectators. We do not maintain insurance policies and we are fully liable for personal injuries sustained by, or death of, our personnel or spectators in the ordinary course of our business. In the event that damages for injuries sustained by our participants or spectators our financial condition, results of operations and cash flows would be adversely affected and could lead to the cessation of business.

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

We have not had any regular sponsors since our Inception (January 10, 2006) and we may not be able to attract and maintain sponsors as our primary source of revenues.

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

Since our racing operation and business model requires that our operations be funded through sponsorship dollars, our ability to attract sponsors to fund racing operations will be a significant factor in our success or failure. We have had no continual sponsors since our Iinception and there can be no assurance that we will be able to attract any sponsors.

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

We are dependent on our key personnel.

Our management is currently controlled and operated by Roy P. Montgomery, President, Timothy J. Koziol our Chief Financial Officer, and Ronnie E. Norwood, Chief Operations Officer, Secretary and Treasurer. Our success will depend in large part upon the continued services of these individuals. Mr. Montgomery presently devotes only 25% or less of his time to our business, Mr Koziol presently devotes approximately 15% of his time to our business and Mr.  Norwood presently devotes approximately 10% of his time to our business. Notwithstanding, the death or loss of the services of any one of them or of any one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on these individuals. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that we will be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

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

Our revenue model is new and evolving, and we cannot be certain that it will be successful. Our present revenue model is comprised of consulting to various parts of the industry and the use our racecars to provide marketing and public relations services to clients desiring to use our racecars to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to generate revenue depends, among other things, on our ability to achieve success with our management team’s limited time devoted to our business in the motorsports industry. The potential profitability of this business model is unproven for companies of our size. Accordingly, we cannot assure you that our business model will be successful or that we can sustain revenue growth or achieve or sustain profitability. If our business model is not successful we could be forced to curtail our operations.

The current downturn in the economy and decrease in consumer spending could reduce sanctioning fees received by our primary series.

Our Company’s revenue is indirectly contingent upon the viability of our sanctioning body; the United Sports Car Racing series. The United Sports Car Racing series receives a portion of its revenue from sanctioning fees paid by track owners.  Due, to the current economic recession, track owners have sustained significant losses from reduced spectator spending as a result of a decrease in consumer discretionary spending.  The United Sports Car Racing series might be forced to delete certain markets from its schedule, thereby reducing the potential for us to compete and reducing our potential to attract sponsors.

The current recession and the changes in the international auto industry could negatively affect the motorsports industry.

The current financial challenges, congressional hearings and cost restructuring facing the global auto industry have reduced the demand for the industry’s products and services.  Manufactures have elected to cease participation in various racing events, as well as decreasing the manufacture of certain models of automobiles which are represented in the United Sports Car Racing events our Company participates in.  Manufacturers have also reduced marketing budgets and funds for these events significantly.

The status of the current global economy could have a material impact on the results of our operations.

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

We have generated only limited revenues since our inception and have incurred substantial losses. We have had negative operating cash flow of approximately $965,859 since our Inception (January 10, 2006). Our business plans estimate that we will need to raise $125,000 in additional capital to fund our operations through April 30, 2014 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

We incur additional costs for being a small, public reporting company.

We are a fully reporting and publicly traded company.  There are additional non-operating costs associated with being a public company.  Additionally, we have a management team that is inexperienced in managing publicly traded companies.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. Our common stock is quoted on the OTC Bulletin Board under the symbol SDSP. The OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies, which may materially adversely affect the market price of our common stock.

Because we do not intend to pay any dividends on our common shares, investors seeking dividend income or liquidity should not purchase shares in our Company.

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

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. Capital raised may require a registration statement to be filed with the SEC. As a result, a substantial number of our shares of common stock which have been issued may be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock. As a result of any such decreases in price of our common stock, purchasers who acquire shares from the selling stockholders may lose some or all of their investment.

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

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any real property. Our offices are located at 111 Sunrise City Dr. Thomasville, NC 27360. We do not pay for this office space at this time.

ITEM 3.  LEGAL PROCEEDINGS

No legal proceedings are currently pending or threatened to the best of our knowledge.

.We may be subject to, from time to time, various legal proceedings relating to claims arising out of our operations in the ordinary course of our business.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock qualified for quotation on the OTCBB on approximately June 1, 2011, under the symbol “SDSP”. No trades of our common stock occurred through the facilities of the OTCBB until December 10, 2012.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2012, we did not have any equity compensation plans in effect, although our board of directors may approve, from time to time, the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

Sales of Unregistered Securities

The following sets forth information regarding all sales of our unregistered securities during the past three years. All of these shares were exempt from registration under the Securities Act by reason of Section 4(2) of the Securities Act, or Regulation D promulgated there under, as transactions by an issuer not involving a public offering. The recipients of securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution of the securities, and appropriate legends were affixed to the share certificates and warrants issued in such transactions. All recipients had adequate access, through their relationships with us or otherwise, to information about us. Unless otherwise indicated, the issuances of the securities described below were affected without the involvement of underwriters.

On October 20, 2010, the Company sold 250,000 shares of common stock to a non-affiliated shareholder purchased at $0.20 per share for $50,000.

On October 20, 2010, the Company issued 125,000 shares of stock to a related party in payment of services rendered valued at $25,000.

On August 15th, 2011, the Company issued 82,500 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $16,500.

On August 15th, 2011, the Company sold 250,000 shares of common stock to a non-affiliated shareholder purchased at $0.20 per share for $50,000.

On August 17th, 2011, the Company issued 161,865 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $32,373.

On October 10th, 2011, the Company issued 15,600 shares of stock to a non-affiliated shareholder in payment of services rendered valued at $19,500.

ITEM 6.  SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for  the  fiscal years ended December 31, 2012 and 2011 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Plan of Operation

Trends & Outlook

Long-term, we cannot predict the growth or decline of our revenues. If certain economic uncertainty related to advertising and branding in North America declines, our potential revenue would increase. Such a decline in economic uncertainty would be recognized through an increase in the overall marketing dollars in corporate and SME budgets. Our success criteria includes but is not limited to the series in which we compete and its reputation and overall media package. We believe our equipment and series currently satisfies the standards for an acceptable return on investment from sponsors and prospective customers. In the event the Company fails to satisfy these standards, certain potential customers would not establish a business relationship with us.

Operating Expenses

Our operating expenses are currently attributed to the regular operations of the Company. These expenses include, but are not limited to event fees, travel related expenses such as airline, lodging rental vehicles and consultants, as well as transportation, marketing, and administrative costs. These costs can vary depending on the event, its location and duration and the other series that may be part of the event.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2012 and 2011, the Company had no balance in its allowance for doubtful accounts.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2012 and 2011 and during the period from January 10, 2006 (inception) to December 31, 2012, the Company determined that there was no impairment of long-lived assets.

Revenue recognition

Revenue from event consulting is recognized upon completion of the contracted services. Revenue from race sponsorships is recognized upon completion of the race for which the advertising was provided. Other revenue is recognized on an accrual basis as earned under contract terms.

Income tax

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under FASB ASC 740, deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2012 and 2011, there were no unrecognized tax benefits.

Stock based compensation

The Company accounts for employee and non-employee stock awards under FASB ASC 718, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Year Ended December 31, 2012 as compared to the Year Ended December 31, 2011

Revenues

Total revenues were $146,150 for the year ended December 31, 2012, representing an increase of $129,989 or 804% compared to $16,161 for the year ended December 31, 2011. The increase in revenue is as a result of an overall improvement in the general economy in conjunction with an increase in the number of events we attended in 2012. Additionally, we recognized an increase in consulting related income for both event and testing related consulting. We also had $20,000 in direct sponsorship revenue.

Revenues from related parties were $68,650 and $1,161, respectively, for the years ended December 31, 2012 and 2011. The increase of $67,489, or 5813%, is related to the Company providing companies owned by the majority shareholder with consulting services regarding their entry in the racing market. The amount charged for the services were comparable to the amount charged to non-related parties. There are no ongoing contracts with these companies.

Cost of Revenues

There were no costs of revenues in either the twelve months ending December 31, 2012 or the twelve months ending December 31, 2011.

Operating Expenses

Operating expenses for the year ended December 31, 2012 were $172,619 representing an increase of $1,375 as compared to $171,244 for the same period in 2011. Expenses in 2012 included $140,619 for general & administrative and $32,000 for depreciation. Expenses for 2012 and 2011 were comparable even though revenue increased. The Company made efforts to manage costs in 2012. In addition, the Company had a collection on previously written off bad debt of approximately $32,000 which reduced the total operating expenses.

The Company incurred operating expenses with related parties in the amount of $57,500 for the year ended December 31, 2012. There were no related party operating expenses for the year ended December 31, 2011. The services provided by the related parties were administrative consulting and test and development consulting. There are no ongoing contracts with these companies.

Expenses include primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events, travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; marketing and promotion expenses, legal and accounting; engineers and related consultants, replacement parts, fuels, lubricants and tires; service of all of the Companies unsecured debt, and miscellaneous expenses consisting of specialty vinyl and lettering, apparel, an fees for testing.

Depreciation

Depreciation is included in operating expenses and for the twelve months ended December 31, 2012 were $32,000, representing a decrease of $1,571 or 5%, as compared to $33,571 for the same period in 2011. Certain fixed assets of the Company were fully depreciated in the prior year; therefore no depreciation was taken on those assets in 2012 and depreciation expense decreased.

Interest Income

The Company had no interest income in the twelve months ending December 31, 2012 and $1,286 for the corresponding period in 2011. The decrease of $1,286 is due to the Company having very little cash on hand during 2012.

Interest Expense

Interest expense for the twelve months ended December 31, 2012 was $1,306, representing a decrease of $216 or 14%, compared to $1,522 for the same period in 2011. The decrease in the interest expense is due to the decrease in the indebtedness of the Company.

Net Loss

The net loss for the twelve months ended December 31, 2012 was $27,775, representing a decrease of $127,544 or 82% compared to a loss of $155,319 for the same period in 2011. The decrease in the annual loss for 2012 is attributable to an increase in revenue related to events and consulting income and an effort by the Company to control costs.

Liquidity & Capital Resources

Cash

Our primary source of liquidity is cash provided by financing activities. Net cash used in operations for the year ended December 31, 2012 was $56,190 as compared to $12,240 for the same period in 2011. The increase in the use of cash was due to an increase in activities related to events and consulting business.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $27,775 and utilized cash in operating activities of $56,190 during the twelve months ended December 31, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. (See "Stockholder Matters" below.)

Cash Flows for the Year Ended December 31, 2012

Operating activities for the twelve months ended December 31, 2012 used $56,190 in cash. The Company had no accounts receivable for the years ended December 31, 2012 and 2011. The Company had current liabilities for the year ended December 31, 2012 of $29,946 compared to $57,548 for the same period ended December 31, 2011. The decrease of $27,602 for 2012 was related to cash payments on certain debt obligations of the Company.

The Company had accrued interest payable of $62 for the year ended December 31, 2012 compared to $573 for the year ending 2011. The decrease of $511 is related to the decrease in the Company’s debt.

Cash flows provided by financing activities for the year ended December 31, 2012 were $32,813. For the year ended December 31, 2011, cash flows used in financing activities were $4,395. The increase of $37,208 was related to short-term borrowings made during 2012 to pay for operations.

Stockholder Matters

Total stockholder’s equity was $2,054 on December 31, 2012, compared to $29,829 on December 31, 2011. The decrease of $27,775 is directly related to the loss for the year.

Management expects to raise $125,000 in capital through the issuance of debt and equity and believes it will be able to raise sufficient capital over the next twelve months to finance operations. However, there can be no assurances that the Company will be successful in this regard or will be able to eliminate its operating losses. The accompanying financial statements do not contain any adjustments which may be required as a result of this uncertainty.

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Twenty Five Thousand dollars ($125,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $3,000 for marketing and promotion; $20,000 for legal and accounting; $10,000 for engineers and consultants; $25,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for service of all of the Companies unsecured debt, and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles, crew members and drivers expenses; fees for utilization of tracks for testing, non- race day fuel and tires, potential marketing costs for sponsors admission fees credentials and hosting costs.

The Company intends to hold discussions with existing shareholders, new prospective shareholders and various lenders in pursuing the capital we need for the upcoming twelve months of operations.

Additionally, the Company may elect to draw down additional proceeds from its $450,000 line of credit with General Pacific Partners, LLC. There can be no assurance that we will be able to raise any additional equity or debt capital.

As of December 31, 2012 and 2011, there was no debt drawn on the line of credit.

Additionally, the Company may elect to draw down additional proceeds from its $450,000 line of credit with General Pacific Partners, LLC. There can be no assurance that we will be able to raise any additional equity or debt capital. As of December 31, 2012 and 2011, there was no debt drawn on the line of credit.

The Compny has a line of credit with a bank for $9,600, which is guaranteed by the majority shareholder.  Interest on the outstanding balance accrues at 13.75% per annum.  As of December 31, 2012 and 2011, the outstanding balance was $8,677 and $9,201 respectively.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2012, the Company had $450,000 available on its line of credit.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our consolidated financial statements and the notes thereto begin on page F-1 of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery, our Chief Executive Officer and Timothy J. Koziol, our Chief Financial Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of December 31, 2012, our internal control over financial reporting was not effective due to the material weakness in our internal control over financial reporting identified below.

Disclosure Controls and Procedures.

As of December 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery our Chief Executive Officer, and Timothy J. Koziol our Chief Financial Officer, and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act.  Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of December 31, 2012, the disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which represents a material weakness in our internal control over financial reporting as of December 31, 2012:

•	Due to our limited resources, our accounting records, policies and procedures were not adequately maintained or documented and our management has limited technical accounting knowledge.

•

We did not maintain appropriate cash controls. As of December 31, 2012, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.

•	We are dependent on outside advisers for the preparation of our financial statements and these advisors are not sufficiently conversant with all our activities to be able to ensure they are reported on an accurate and timely basis.

•	Our executives, directors and shareholders have business relationships requiring them to advise, manage and/or provide services to other businesses. We have engaged in transactions with some of these businesses. Due to the wide-ranging network of contacts and business relationships of our executives, directors and shareholders, we were not always able to devote sufficient resources to identify, monitor and report all transactions with such businesses in a timely manner.

Management of the Company takes very seriously the strength and reliability of the internal control environment of the Company. However, in view of the limited financial resources available as of December 31, 2012, the Company was unable to adequately address the control deficiencies.

Management acknowledges its responsibility for internal controls over financial reporting and, subject to available cash, will seek to improve those controls. In order to achieve compliance with Section 404 of the Act subject to available cash, we will perform the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position
Roy C. Montgomery	45	Chairman of the Board & CEO, Director
Timothy J. Koziol Ronald E. Norwood	53 45	Chief Financial Officer Chief Operating Officer, Secretary & Treasurer

Roy C. Montgomery— Presently through 2004, Mr. Montgomery has been involved in private equity and asset management firms with particular focus in equities management, structured investments, private and public financings, acquisitions and dispositions and corporate restructuring. He is the Chief Operations Officer of General Pacific Partners, LLC, a southern California firm providing direct equity sponsorship and advisory services to public and private companies.  During this period, Mr. Montgomery was involved in various motorsports organizations and served as the Technical Director and consultant to various racing companies in southern California.   In 2004, Montgomery became a NASD securities licensed financial advisor and a representative of the Northwestern Mutual Financial Network.  From 2004 to 1996 Montgomery entered into a partnership with his father Chester Montgomery developing a large Manufacturing Facility specializing in large Sub-Sea wellhead components and was named V.P. of Operations, directly involved with manufacturing, purchasing and engineering.  From 1994 to 1993 after Montgomery Machine was sold, Montgomery founded a commercial service company servicing commercial kitchen equipment for some of the largest nationally recognized fast food chains in the United States.  From 1993 to 1986 managed the early stage efforts of several large volume/large capacity sub-sea well head manufacturing facilities in Houston, Texas.  Mr. Montgomery was responsible for QA/QC and the integration of ISO 1990/9002 QA/QC control systems, a nationally recognized standard of documented procedures and standards recognized by all international suppliers.   Montgomery has completed training in Computer Science and Mechanical Engineering. Mr. Montgomery devotes approximately 25% of his time to our business.

Timothy J. Koziol – From 2003 to the present, Mr. Koziol has been an executive in environmental transportation industries in North America. He recently consulted on a multi-site Greenfield development of evaporative pond treatment facilities for the oil & gas industry in the Rocky Mountain area.  Prior, he began the restructuring and refinance of General Environmental Management’s predecessor company, HES. In the turnaround process, Mr. Koziol implemented accounting controls and systems to monitor the day-to-day financial position of the company, changed operational policies to improve efficiencies, and implemented new sales and marketing programs to increase revenue. Mr. Koziol drove the growth of GEM from $2 million to $35 million in 6 years through the development and growth of underutilized acquired assets.  Prior to joining GEM, Mr. Koziol was a principal of Fortress Funding, Inc., an asset based lending company, where he was responsible for business development and underwriting.  Mr. Koziol was also a principal in Global Vantage, Ltd., a private banking firm located in Newport Beach. Prior to his work in the financial services industry, Mr. Koziol managed a marketing consulting firm for national and regional clients. As a project manager Mr. Koziol built a division for Waste Management, Inc. in their hazardous waste arena in the Western Region.  He has a BA from Wheaton College in Speech Communications and a MA (Magma Cum Laude) from the Wheaton Graduate School in Mass Communications. Mr. Koziol dedicates 15% of his time to our business.

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2012 our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2012, the Board of Directors did not meet but took action by unanimous written consent.   Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)	All Other Compensation ($)
Roy C. Montgomery,	2012	$0	$0	$0	$0
Chairman of the Board & CEO	2011	0	0	0	0
	2010	0	0	0	0

Ronald E. Norwood,	2012	$0	$0	$0	$0
Chief Operating Officer	2011	0	0	0	0
	2010	0	0	0	0

Timothy J. Koziol ,	2012	$0	$0	$0	$0
Chief Financial Officer (as of September 5, 2012)

Employment Agreements

There are no employment agreements with management.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of  December 31, 2012, with respect to any person (including any “group”, as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) who is known to us to be the beneficial owner of more than five percent (5%) of any class of our voting securities, and as to those shares of our equity securities beneficially owned by each of our directors and executive officers and all of our directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to our directors and executive officers, is based on a review of statements filed with the Securities and Exchange commission (the “Commission”) pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to our common stock. As of December 31, 2012, there were 16,535,838 shares of our common stock outstanding.

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

The table also shows the number of shares beneficially owned as of December 31, 2012 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name	No. of Shares Owned	% of Stock Outstanding
Revete Capital Partners, LLC*	5,400,000	34.50
General Pacific Partners, LLC*	4,166,280	26.62
Billington Brown Acceptance, LLC *	770,865	4.93
P-1, Inc. *	708,333	4.53
Chester Montgomery**	362,170	2.30
Specialty Rentals, LLC *	35,000	.02
Roy C. Montgomery	88,510	0.57
Ronald E. Norwood	97,585	0.62
Directors & Officers as a Group	100,000	0.9
Total	11,728,743	74.99%

*Kevin P. O’Connell is the managing member of Revete’ Capital Partners, LLC, General Pacific Partners, LLC), Billington Brown Acceptance, LLC and Specialty Rentals, LLC, and the majority shareholder of P-1, Inc.

**Chester Montgomery is the father of Roy Montgomery, CEO and Chairman of the Board of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had limited revenues in 2012 and 2011 from a small client base. During the year ended December 31, 2012, the Company earned revenue from four companies, of which two were related. Three customers accounted for 43% (related party), 39% and 14% of total 2012 revenue, respectively. Revenue in 2011 included lease income from the lease of a vehicle to a related party. Our related party income was received from RC-1, Inc and Carolina Pro Am Development, Inc. Kevin O’Connell, our majority shareholder is the majority shareholder for both of these entities.

The Company incurred total operating expenses in the amount of $172,619 for the year ended December 31, 2012. Related party expenses were 33% or $57,500 of total operating expenses.There were no related party operating expenses for the year ended December 31, 2011. The services provided by the related parties were administrative consulting and test and development consulting.

Director Independence

Our board of directors is currently composed of one member, who does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director's business and personal activities and relationships as they may relate to us and our management.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Borgers & Cutler CPAs PLLC,

whom we engaged on March 1, 2013.  The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Ronald R Chadwick P.C (“Chadwick”) for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2012, was $13,050. The aggregate fees billed by Chadwick for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2011, was $23,245. Mr. Chadwick is our former auditor.

Audited-Related Fees

For the year ended December 31, 2012 there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2011, there were no fees billed by Chadwick for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2012 the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2011 the Company incurred no fees from Chadwick for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2012 and December 31, 2011, there were no other fees billed by Chadwick for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

Audit Committee Pre-Approval Policies and Procedures

The policy of the board of directors is to pre-approve all audit and permissible non-audit services provided by our independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services. The independent auditor and management are required to periodically report to the board of directors regarding the extent of services provided by the independent auditor in accordance with this pre-approval. The chair of the board of directors is also authorized, pursuant to delegated authority, to pre-approve additional services of up to $5,000 per engagement on a case-by-case basis, and such approvals are communicated to the full board of directors at its next meeting.

ITEM 15. EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

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

Speedsport Branding, Inc. (Registrant)

Date: April 15, 2013	By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roy C. Montgomery	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 15, 2013
Roy C. Montgomery	(Principal Executive Officer and Principal Financial Officer), Director

/s/ Timothy J. Koziol	Chief Financial Officer	April 15, 2013
Timothy J. Koziol

Speedsport Branding, Inc.

(A Development Stage Company)

FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2012

F-1

Speedsport Branding, Inc.

(A Development Stage Company)

Financial Statements

TABLE OF CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-3

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM	F-4

FINANCIAL STATEMENTS

Balance sheets	F-5
Statements of operations	F-6
Statement of stockholders’ equity	F-7
Statements of cash flows	F-8
Notes to financial statements	F-9

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Speedsport Branding, Inc.

Newport Beach, California

We have audited the accompanying balance sheets of Speedsport Branding, Inc. (a development stage company) as of December 31, 2012 and the related statement of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of and for the year ended December 31, 2011 and for the period from January 10, 2006 (inception) to December 31, 2011 were audited by another auditor who expressed an unqualified opinion on April 10, 2012.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Speedsport Branding, Inc. as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado	/s/ Borgers & Cutler CPAs PLLC

April 10, 2013

RONALD R. CHADWICK, P.C.

Certified Public Accountant

2851 South Parker Road, Suite 720

Aurora, CO 80014

Telephone (303) 306-1967

Fax (303) 306-1944

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Speedsport Branding, Inc.

Newport Beach, California

I have audited the accompanying balance sheets of Speedsport Branding, Inc. (a development stage company) as of December 31, 2011 and the related statement of operations, stockholders' equity and cash flows for the year then ended and the period from January 10, 2006 (inception) through December 31, 2011. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting. My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, I express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Speedsport Branding, Inc. as of December 31, 2011, and the results of its operations and its cash flows for the year then ended and for the period from January 10, 2006 (inception) through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 8 to the financial statements the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Aurora, Colorado

April 10, 2012	/s/ Ronald R. Chadwick, P.C.

Speedsport Branding, Inc.

(A Development Stage Company)

BALANCE SHEETS

	As of December 31,
	2012	2011

ASSETS

Current assets
Cash	$-	$23,377
Total current assets	-	23,377
Property and equipment, net	32,000	64,000
Total Assets	$32,000	$87,377

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$2,032	$-
Accounts payable	14,766	773
Line of credit	9,201	8,677
Accrued interest payable	62	573
Accrued payables - related parties	3,885	525
Notes payable - related parties	-	2,000
Stock subscription payable	-	45,000
Total current liabilties	29,946	57,548

Total Liabilities	29,946	57,548

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,535,838 issued and outstanding	16,537	16,537
Additional paid in capital	1,402,998	1,402,998
Deficit accumulated during the development stage	(1,417,481)	(1,389,706)

Total Stockholders' Equity	2,054	29,829

Total Liabilities and Stockholders' Equity	$32,000	$87,377

See accompanying notes to financial statements and report of independent registered accounting firm.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			For the period from
			January 10, 2006
	For the years ended December 31,		(Inception) To
	2012	2011	December 31, 2012
Revenue:
Consulting	$57,500	$-	$96,130
Consulting - related party	68,650	-	68,650
Sponsorships	20,000	-	67,463
Race winnings	-	-	25,058
Lease income	-	15,000	17,379
Lease income - related party	-	1,161	42,424
Total revenue	146,150	16,161	317,104

Operating expenses:
Depreciation	32,000	33,571	251,260
General and administrative - related party	57,500	-	237,736
General and administrative	83,119	137,673	1,150,055
Total operating expenses	172,619	171,244	1,639,051
Operating - other:
Gain on asset sales	-	-	16,359

Loss from operations	(26,469)	(155,083)	(1,305,588)

Other income (expense):
Interest income	-	1,286	1,286
Interest expense	(1,306)	(1,522)	(113,179)

Income (loss) before provision for income taxes	(27,775)	(155,319)	(1,417,481)

Provision for income tax	-	-	-

Net loss	$(27,775)	$(155,319)	$(1,417,481)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.01)

Weighted average number of common shares outstanding	16,535,838	16,360,113

* Denotes less than $(0.01) per share.

See accompanying notes to financial statements and report of independent registered accounting firm.

Speedsport Branding, Inc.

(Development Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY

For the period from January 10, 2006 (inception) through December 31, 2012

				Deficit
				Accumulated
	Common Stock (1)			During The	Stock-
		Amount	Additional	Development	holders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at January 10, 2006	-	$-	$-	$-	$-

Shares issued to founders for services at $0.001 per share	10,125,000	10,125			10,125

Recapitalization	150,000	150	29,850		30,000

Net loss				(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	$10,275	$29,850	$(653,409)	$(613,284)

Forgiveness of debt - related party			36,529		36,529

Net loss				(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	$10,275	$66,379	$(975,953)	$(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434		1,072,530

Shares issued for services at $0.20 per share	25,000	25	4,975		5,000

Shares issued for services at $0.20 per share	44,890	45	8,933		8,978

Net loss				(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	$15,441	$1,147,721	$(1,107,971)	$55,191

Shares issued in conversion of debt	210,000	210	62,790		63,000

Net loss				(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	$15,651	$1,210,511	$(1,154,653)	$71,509

Shares issued for cash at $0.20 per share	250,000	250	49,750		50,000

Shares issued for services at $0.20 per share	125,000	125	24,875		25,000

Net loss				(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	$16,026	$1,285,136	$(1,234,387)	$66,775

Shares issued for cash at $0.20 per share	250,000	250	49,750		50,000

Shares issued for services at $0.20 per share	161,865	162	32,211		32,373

Shares issued for services at $1.25 per share	15,600	16	19,484		19,500

Shares issued for services at $0.20 per share	82,500	83	16,417		16,500

Net loss				(155,319)	(155,319)

Balances at December 31, 2011	16,535,838	$16,537	$1,402,998	$(1,389,706)	$29,829

Net loss				(27,775)	(27,775)

Balances December 31, 2012	16,535,838	$16,537	$1,402,998	$(1,417,481)	$2,054

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

See accompanying notes to financial statements and report of independent registered accounting firm.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			For the period from
			Jan. 10, 2006
	For the years ended December 31,		(Inception) To
	2012	2011	December 31, 2012
Cash Flows From Operating Activities:
Net loss	$(27,775)	$(155,319)	$(1,417,481)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	32,000	33,571	251,260
Bad debt (recovery)	(32,257)	47,257	15,000
Stock issued for services	-	68,373	117,476
Non cash lease income	-	(1,161)	-
Non cash interest expense (net)	-	1,191	-
(Gain) Loss on asset sales	-	-	(16,359)
Changes in:
Accounts receivable	-	-	(15,000)
Accounts payables	13,993	(6,152)	14,766
Accrued interest	(511)	-	80,594
Accrued payables - related parties	(41,640)	-	3,885
Net cash provided by (used in) operating activities	(56,190)	(12,240)	(965,859)

Cash Flows From Investing Activities:
Fixed asset purchases	-	-	(11,314)
Fixed asset sales	-	-	132,400
Net cash provided by (used in) investing activities	-	-	121,086

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	4,932	196,853	712,350
Notes & loans payable - payments	(4,408)	(218,991)	(133,901)
Repayments on related party advances	(114,302)	(32,257)	(1,438,390)
Advances from related parties	144,559	-	1,572,682
Bank overdraft	2,032	-	2,032
Issuance of common stock	-	50,000	130,000
Net cash provided by (used in) financing activities	32,813	(4,395)	844,773

Net Increase (Decrease) In Cash	(23,377)	(16,635)	-

Cash At The Beginning Of The Period	23,377	40,012	-

Cash At The End Of The Period	$-	$23,377	$-

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$-	$-	$490,000
Interest converted to capital	$-	$-	$76,469
Related party debt converted to capital	$-	$-	$409,061
Assets purchased by issuing related party notes	$-	$-	$486,868
Assets purchased by issuing notes	$-	$-	$45,623
Forgiveness of debt - related party	$-	$-	$36,529

During 2007, an asset with a net book value of $144,505 was transferred to a related party to settle outstanding debt of $181,034. Upon the transfer, the difference of $36,529 was deemed to be forgiveness of debt and was recorded as an additional paid in capital.

Supplemental Disclosure
Cash paid for interest	$1,589	$1,246	$24,966
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements and report of independent registered accounting firm.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended December 31, 2012 and 2011,

And For The Period From January 10, 2006 (Inception)

Through December 31, 2012

NOTE 1. ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Speedsport Branding, Inc. (the “Company”), was incorporated in the State of Nevada on January 10, 2006. The Company designs and modifies motorsport racecars for its own use, provides race consulting services to other race teams, and competes in organized racing events. The Company is currently considered to be in the development stage, and has generated only limited revenues from its activities in the racing business. Speedsport Branding, LLC was formed in the State of California on January 26, 2006. On May 15, 2008, in a merger classified as a transaction between parties under common control, the sole membership interest owner in Speedsport Branding, LLC exchanged 30,000 membership interests for 150,000 common shares in Speedsport Branding, Inc. Subsequent to the consummation of the merger Speedsport Branding, LLC ceased to exist. The results of operations of Speedsport Branding, Inc. and Speedsport Branding, LLC have been combined from January 26, 2006 forward through the date of merger.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents. The Company maintains cash with a commercial bank. The deposits are made with a reputable financial institution and the Company does not anticipate realizing any losses from these deposits.

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2012 and 2011, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2012 and 2011 and during the period from January 10, 2006 (inception) to December 31, 2012, the Company determined that there was no impairment of long-lived assets.

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its accounts payable, note payable (current portion), line of credit, accrued expenses, and other current liabilities approximate fair value due to the short-term maturities of these instruments.

Revenue recognition

Revenue from event consulting is recognized upon completion of the contracted services. Revenue from race sponsorships is recognized upon completion of the race for which the advertising was provided. Other revenue is recognized on an accrual basis as earned under contract terms.

Income tax

The Company accounts for income taxes pursuant to FASB ASC 740 “Income Taxes”. Under FASB ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2012 and 2011, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the year ended December 31, 2012, there were no potentially dilutive shares excluded from the calculation because they are anti-dilutive. For the year ended December 31, 2011, potentially dilutive stock to be issued of 150,000 shares respectively, were excluded from the computation because they are anti-dilutive.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting, the sale of advertising to racing sponsors, and the occasional lease of racecars, but does not separate sales of different activities into operating segments.

The Company had limited revenues in 2012 and 2011 from a small client base. During the year ended, 2012, the Company earned revenue from four companies, of which two were related to the Company. Three customers accounted for 43% (related party), 39% and 14% of total 2012 revenue, respectively. Revenue in 2011 included lease income from the lease of a vehicle to a related party.

Stock based compensation

The Company accounts for employee and non-employee stock awards under FASB ASC 718 “Compensation-Stock Compensation”, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Reclassifications

Certain reclassifications have been made to the 2011 and January 10, 2006 (inception) to December 31, 2012 financial statements to conform to the 2012 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31,
	2012	2011
Racecars	$160,000	$160,000
Truck and other vehicles	53,713	53,713
	213,713	213,713
Less accumulated depreciation	(181,713)	(149,713)
Total	$32,000	$64,000

The property and equipment is stored at a non-related party’s facility in North Carolina. No rent is charged by the owner as the space required for storage is minimal.

NOTE 3. LINE OF CREDIT

The Company has a line of credit with a bank for $9,600, which is guaranteed by a majority shareholder. Interest on the outstanding balance accrues at 13.75% per annum. As of December 31, 2012 and 2011, the outstanding balance was $9,201 and 8,677, respectively.

The Company has a line of credit with a related party, which is owned by a majority shareholder, for $450,000, which is secured by Company property. Under the agreement, disbursement of funds is not required and the related party has sole discretion to disburse any funds. The related party has agreed to advance up to $100,000, per each request of advance, if needed, as of December 31, 2012. Any amounts advanced accrue interest at 10% per annum and principal and interest are due at the end of each quarter. As of December 31, 2012 and 2011, there was no balance outstanding on this line of credit.

NOTE 4. NOTE PAYABLE – RELATED PARTY

During 2009, the Company entered into a note agreement with a related party for $49,500. The note bears 8% interest per annum and is due on demand. As of December 31, 2011, the outstanding balance was $2,000. In 2012, the note plus accrued interest of $674 was repaid.

NOTE 5. RELATED PARTY TRANSACTIONS

In January 2006, the Company issued 10,125,000 shares of common stock to the founders of the Company with a value of $10,125 in payment of services.

In February 2007, the Company signed an agreement to lease a race car from a related party, a majority shareholder. Under the terms of the agreement, the Company leases the race car for specific races and pays $7,500 per sprint race for use and $15,000 for endurance races. The term is on a per event basis and has no end date. General and administrative expense on the statement of operations includes $37,500 at December, 31, 2008. The total amount owed at December 31, 2008 was $97,500. On September 1, 2009, the Company committed to issue 325,000 shares of common stock to settle this debt. In 2009, 175,000 common shares were issued to convert $52,500 of the debt. As of December 31, 2011, $45,000 was outstanding as stock subscription payable. In 2012, the Company paid $45,000 in cash to settle the remaining liability instead of issuing shares.

In March 2007, the Company signed an agreement to lease a truck to a related party, a majority shareholder. The amount of $866 per month is reflected as revenue on the statement of operations. The agreement ended in January 2011.

In 2007, the Company transferred a trailer with a net book value of $144,505 to a related party, a majority shareholder, in settlement of debt and related interest in the amount of $181,034. Related party forgiveness of debt in the amount of $36,529 was recorded as additional paid in capital.

In 2008, the Company rented pit equipment from a related party, a company owned by a majority shareholder, for a total of $10,500. On October 1, 2009, the Company issued 35,000 shares of common stock in payment of this obligation.

In 2008, the Company converted notes payable and related interest totaling $912,530 into 4,562,650 shares of common stock. Included in the transaction was $375,370 of related party notes payable and accrued interest due to its president and significant shareholders that were converted to 1,876,850 shares of common stock.

On December 31, 2008, the Company issued 44,890 shares of common stock valued at approximately $9,000 to a related party, the Company’s president, in payment of services rendered.

On December 31, 2008, the Company issued 533,333 shares of common stock valued at $160,000 to a related party, a company owned by a majority shareholder, in repayment of a loan created in the purchase of an asset.

In 2009, the Company borrowed $53,225 from two related parties, both of which are owned by a majority shareholder. The loans were due on demand, are unsecured and bear interest at 8%. In 2011, the loan was paid in full.

On October 20, 2010, the Company issued 125,000 shares of common stock to a related party, the father of the Company’s president, in payment of services rendered for $25,000.

As of December 31, 2011, the Company had a related party receivable, with a company owned by a majority shareholder, in the amount of $32,257, which was reserved in case of non-repayment. In 2012, the Company collected the receivable and recorded bad debt recovery of $32,257.

As of December 31, 2012, the Company owed a related party, a company owned by a majority shareholder, $3,885. This amount was fully repaid in 2013.

During the year ended December 31, 2012, the Company incurred management fees payable to a related party, a company owned by a majority shareholder, in the amount of $40,000. There were no management fees incurred for the year ended December 31, 2011.

During the year ended December 31, 2012, the Company incurred consulting fees payable to two related parties, companies owned by a majority shareholder, in the amount of $17,500. There were no related party consulting fees incurred for the year ended December 31, 2011.

NOTE 6. STOCKHOLDERS’ EQUITY TRANSACTIONS (NON-RELATED PARTY)

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights ad preferences as may be determined by the Board of Directors. As of December 31, 2012, there are no preferred shares issued or outstanding.

Common Shares

In 2006, the Company sold 150,000 shares of common stock for cash of $30,000.

In 2008, the Company issued 25,000 shares of common stock with a fair value of $5,000 for services.

In 2010, the Company sold 250,000 shares of common stock for cash of $50,000.

In 2011, the Company sold 250,000 shares of common stock for cash of $50,000.

In 2011, the Company issued 259,965 shares of common stock with a fair value of $68,373 for services.

NOTE 7. INCOME TAXES

The following table presents the current and deferred income tax provision (benefit) for federal and state income taxes:

	2012	2011	January 10, 2006 (Inception) to December 31, 2012
Current tax provision:
Federal	$-	$-	$-
State	-	-	-

Deferred tax provision (benefit):
Federal	1,000	(23,000)	(57,000)
State	-	(8,000)	(19,000)
Valuation allowance	(1,000)	31,000	76,000

Total provision for income tax	$-	$-	$-

Current income taxes are based upon the year’s income taxable for federal and state tax reporting purposes. Deferred income taxes (benefits) are provided for certain income and expenses, which are recognized in different periods for tax and financial reporting purposes.

Deferred tax assets and liabilities are computed for differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the period in which the differences are expected to affect taxable income. The Company’s deferred income taxes arise from the temporary differences between financial statement and income tax recognition of net operating losses. These loss carryovers would be limited under the Internal Revenue Code should a significant change in ownership occur within a three year period.

At December 31, 2012 and 2011, the Company had net operating loss carryforwards of approximately $381,000 and $385,000 which begin to expire in 2026. The deferred tax assets arising from the net operating loss carryforwards are approximately $76,000 and $77,000 as of December 31, 2012 and 2011, respectively. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, the projected future taxable income and tax planning strategies in making this assessment. Based on management’s analysis, they concluded not to retain a deferred tax asset since it is uncertain whether the Company can utilize this asset in future periods. Therefore, they have established a full reserve against this asset. The change in the valuation allowance in 2012 and 2011 was approximately ($1,000) and $31,000.

A reconciliation of the expected tax computed at the U.S. statutory federal income tax rate to the total benefit for income taxes at December 31, 2012, 2011 and January 10, 2006 (inception) to December 31, 2012 is as follows:

	2012	2011	January 10, 2006 (inception) to December 31, 2012
Expected tax at 15%	$(4,000)	$(23,000)	$(213,000)
Change in valuation allowance	(1,000)	31,000	76,000
State income tax, net of federal tax benefit	(1,000)	(7,000)	(60,000)
Deferred true-ups, not benefited	4,000	-	193,000
Other	2,000	(1,000)	4,000
Provision for income taxes	$-	$-	$-

The Company’s continuing practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2012 and 2011, the Company has no accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and North Carolina. Our tax years for 2008 and forward are subject to examination by tax authorities. The Company is not currently under examination by any tax authority.

Management has evaluated tax positions in accordance with FASB ASC 740, and has not identified any tax positions, other than those discussed above, that require disclosure.

NOTE 8. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the year ended December 31, 2012, but are making efforts to attract financing for operations and anticipates generating more revenue in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities, event consulting and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

Because of the Company’s history of net losses and negative working capital position, its independent auditors, in their report on the financial statements for the year ended December 31, 2012, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

