Form 10-Q
period 2013-03-31
SpeedSport Branding, Inc.
filed 2013-05-16
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

On May 14, 2013, we had 16,535,838 shares of common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act.(check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

Speedsport Branding, Inc.

TABLE OF CONTENTS

		Page

Part I - FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements:	1

	Condensed Balance Sheets at March 31, 2013 and December 31, 2012 (unaudited)	1

	Condensed Statements of Operations for the three months ended March 31, 2013 and 2012 and the period from January 10, 2006 (Inception) to March 31, 2013 (unaudited)	2

	Condensed Statements of Stockholders’ Equity for the period from January 10, 2006 (Inception) through March 31, 2013 (unaudited)	3

	Condensed Statements of Cash Flows for the three months ended March 31, 2013 and 2012 and the period from January 10, 2006 (Inception) to March 31, 2013 (unaudited)	4

	Notes to Condensed Financial Statements (unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	13

Item 4.	Controls and Procedures	14

Part II - OTHER INFORMATION		14

Item 1.	Legal Proceedings	14

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3.	Defaults Under Senior Securities	14

Item 4.	Mine Safety Disclosures	14

Item 5.	Other Information

Item 6.	Exhibits	14

	Signatures	15

ITEM 1. Condensed Financial Statements

Speedsport Branding, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS (UNAUDITED)

	March 31,	December 31,
	2013	2012

ASSETS

Current assets
Cash	$–	$–
Total current assets	–	–

Property and equipment, net	24,000	32,000

Total Assets	$24,000	$32,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$1,430	$2,032
Accounts payable	12,265	14,766
Line of credit	8,746	9,201
Accrued interest payable	62	62
Accrued payables - related parties	–	3,885
Total current liabilties	22,503	29,946

Total Liabilities	22,503	29,946

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,535,838 issued and outstanding	16,537	16,537
Additional paid in capital	1,402,998	1,402,998
Deficit accumulated during the development stage	(1,418,038)	(1,417,481)

Total Stockholders' Equity	1,497	2,054

Total Liabilities and Stockholders' Equity	$24,000	$32,000

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31,		For the period from January 10, 2006 (Inception) To
	2013	2012	March 31, 2013
Revenue:
Consulting	$18,000	$–	$114,130
Consulting - related party	–	–	68,650
Sponsorships	–	–	67,463
Race winnings	–	–	25,058
Lease income	–	–	17,379
Lease income - related party	–	–	42,424
Total revenue	18,000	–	335,104

Operating expenses:
Depreciation	8,000	8,000	259,260
General and administrative - related party	5,620	–	243,356
General and administrative	4,632	19,888	1,154,687
Total operating expenses	18,252	27,888	1,657,303

Operating - other:
Gain on asset sales	–	–	16,359

Income (loss) from operations	(252)	(27,888)	(1,305,840)

Other income (expense):
Interest income	–	–	1,286
Interest expense	(305)	(352)	(113,484)

Income (loss) before provision for income taxes	(557)	(28,240)	(1,418,038)

Provision for income tax	–	–	–

Net income (loss)	$(557)	$(28,240)	$(1,418,038)

Net loss per share
(Basic and fully diluted)	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	16,535,838	16,025,873

* Denotes less than $(0.01) per share.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(Development Stage Company)

CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

For the period from January 10, 2006 (inception) through March 31, 2013

				Deficit
				Accumulated
	Common Stock (1)		Additional	During The
		Amount	Paid in	Development	Stockholders'
	Shares	($.001 Par)	Capital	Stage	Equity

Balances at January 10, 2006	–	$–	$–	$–	$–

Shares issued to founders for services at $0.001 per share	10,125,000	10,125			10,125

Recapitalization	150,000	150	29,850		30,000

Net loss				(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	10,275	29,850	(653,409)	(613,284)

Forgiveness of debt - related party			36,529		36,529

Net loss				(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	10,275	66,379	(975,953)	(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434		1,072,530

Shares issued for services at $0.20 per share	25,000	25	4,975		5,000

Shares issued for services at $0.20 per share	44,890	45	8,933		8,978

Net loss				(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	15,441	1,147,721	(1,107,971)	55,191

Shares issued in conversion of debt	210,000	210	62,790		63,000

Net loss				(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	15,651	1,210,511	(1,154,653)	71,509

Shares issued for cash at $0.20 per share	250,000	250	49,750		50,000

Shares issued for services at $0.20 per share	125,000	125	24,875		25,000

Net loss				(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	16,026	1,285,136	(1,234,387)	66,775

Shares issued for cash at $0.20 per share	250,000	250	49,750		50,000

Shares issued for services at $0.20 per share	161,865	162	32,211		32,373

Shares issued for services at $1.25 per share	15,600	16	19,484		19,500

Shares issued for services at $0.20 per share	82,500	83	16,417		16,500

Net loss				(155,319)	(155,319)

Balances at December 31, 2011	16,535,838	16,537	1,402,998	(1,389,706)	29,829

Net loss				(27,775)	(27,775)

Balances December 31, 2012	16,535,838	$16,537	$1,402,998	$(1,417,481)	$2,054

Net loss for the period				(557)	(557)

Balances March 31, 2013	16,535,838	$16,537	$1,402,998	$(1,418,038)	$1,497

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months years ended March 31,		For the period from Jan. 10, 2006 (Inception) To
	2013	2012	March 31, 2013
Cash Flows From Operating Activities:
Net Income (Loss)	$(557)	$(28,240)	$(1,418,038)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,000	8,000	259,260
Bad debt (recovery)	–	–	15,000
Stock issued for services	–	–	117,476
(Gain) Loss on asset sales	–	40	(16,359)
Changes in:
Accounts receivable	–	–	(15,000)
Accounts payable	(2,501)	17	12,265
Accrued interest	–		80,594
Accrued payables - related parties	(3,885)	14,508	–
Net cash provided by (used in) operating activities	1,057	(5,675)	(964,802)

Cash Flows From Investing Activities:
Fixed asset purchases	–	–	(11,314)
Fixed asset sales	–	–	132,400
Net cash provided by (used in) investing activities	–	–	121,086

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	405	295	712,755
Notes & loans payable - payments	(860)	(3,459)	(134,761)
Repayments on related party advances	12,975	(30,408)	(1,425,415)
Advances from related parties	(12,975)	15,900	1,559,707
Bank overdraft	(602)	–	1,430
Issuance of common stock	–	–	130,000
Net cash provided by (used in) financing activities	(1,057)	(17,672)	843,716

Net Increase (Decrease) In Cash	–	(23,347)	–

Cash At The Beginning Of The Period	–	23,377	–

Cash At The End Of The Period	$–	$30	$–

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$–	$–	$490,000
Interest converted to capital	$–	$–	$76,469
Related party debt converted to capital	$–	$–	$409,061
Assets purchased by issuing related party notes	$–	$–	$486,868
Assets purchased by issuing notes	$–	$–	$45,623
Forgiveness of debt - related party	$–	$–	$36,529

During 2007, an asset with a net book value of $144,505 was transferred to a related party to settle outstanding debt of $181,034. Upon the transfer, the difference of $36,529 was deemed to be forgiveness of debt and was recorded as an additional paid in capital.

Supplemental Disclosure
Cash paid for interest	$392	$1,246	$25,358
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Years Ended March 31, 2013 and 2012,

And For The Period From January 10, 2006 (Inception)

Through March 31, 2013

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At March 31, 2013 and December 31, 2012, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the period ended March 31, 2013 and 2012 and during the period from January 10, 2006 (Inception) to March 31, 2013, the Company determined that there was no impairment of long-lived assets.

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

Income tax

The Company accounts for income taxes pursuant to FASB ASC 740, “Income Taxes”. Under FASB ASC 740 deferred income taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. The provision for income taxes represents the tax expense for the period, if any, and the change during the period in deferred tax assets and liabilities. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2013 and December 31, 2012, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the three months ended March 31, 2013 and 2012, there were no potentially dilutive shares excluded from the calculation because they are anti-dilutive.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting, the sale of advertising to racing sponsors, and the occasional lease of racecars, but does not separate sales of different activities into operating segments.

The Company had limited revenues in 2013 from a small client base. During the three months ended March 31 2013, the Company earned revenue from one company which was not related to the Company.

Stock based compensation

The Company accounts for employee and non-employee stock awards under FASB ASC 718, “Compensation – Stock Compensation”, whereby equity instruments issued to employees for services are recorded based on the fair value of the instrument issued and those issued to non-employees are recorded based on the fair value of the consideration received or the fair value of the equity instrument, whichever is more reliably measurable.

Reclassifications

Certain reclassifications have been made to the 2012 and January 10, 2006 (Inception) to March 31, 2013 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31,	December 31,
	2013	2012
Racecars	$160,000	$160,000
Truck and other vehicles	53,713	53,713
	213,713	213,713
Less accumulated depreciation	(189,713)	(181,713)
Total	$24,000	$32,000

The property and equipment is stored at a non-related party’s facility in North Carolina. No rent is charged by the owner as the space required for storage is minimal.

NOTE 3. LINE OF CREDIT

The Company has a line of credit with a bank for $9,600, which is guaranteed by a majority shareholder. Interest on the outstanding balance accrues at 13.75% per annum. As of March 31, 2013 and December 31, 2012, the outstanding balance was $8,746 and 9,201 respectively.

The Company has a line of credit with a related party, which is owned by a majority shareholder, for $450,000, which is secured by Company property. Under the agreement, disbursement of funds is not required and the related party has sole discretion to disburse any funds. The related party has agreed to advance up to $100,000, per each request of advance, if needed, as of March 31, 2013. Any amounts advanced accrue interest at 10% per annum and principal and interest are due at the end of each quarter. As of March 31, 2013 and December 31, 2012, there was no balance outstanding on this line of credit.

NOTE 4. RELATED PARTY TRANSACTIONS

In January 2006, the Company issued 10,125,000 shares of common stock to the founders of the Company with a value of $10,125 in payment of services.

In February 2007, the Company signed an agreement to lease a race car from a related party, a majority shareholder. Under the terms of the agreement the Company leases the race car for specific races and pays $7,500 for each sprint race use and $15,000 for each endurance race use. The term is on a per event basis and has no end date. General and administrative expense on the statement of operations includes $37,500 at December, 31, 2008. The total amount owed at December 31, 2008 was $97,500. On September 1, 2009, the Company committed to issue 325,000 shares of common stock to settle this debt. In 2009, 175,000 common shares were issued to convert $52,500 of the debt. In 2012, the Company paid $45,000 in cash to settle the remaining liability instead of issuing shares.

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

In 2011, the Company had a related party receivable, with a company owned by a majority shareholder, in the amount of $32,257, which was reserved in case of non-repayment. In 2012, the Company collected the receivable and recorded bad debt recovery of $32,257.

As of December 31, 2012, the Company owed a related party, a company owned by a majority shareholder, $3,885. This amount was fully repaid in 2013.

During the three months ended March 31, 2013, the Company incurred management fees payable to a related party, a company owned by a majority shareholder, in the amount of $5,620. There were no management fees incurred for the three months ended March 31, 2012.

NOTE 5. STOCKHOLDERS’ EQUITY TRANSACTIONS (NON-RELATED PARTY)

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights ad preferences as may be determined by the Board of Directors. As of March 31, 2013, there are no preferred shares issued or outstanding.

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

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the three months ended March 31, 2013, but are making efforts to attract financing for operations and anticipates generating more revenue in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities, event consulting and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

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

We have conducted limited operations to date and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans. We received consulting income during periods in which we have not entered in racing events. In 2012, most of our income was generated from providing consulting services. For 2013, we expect to generate both consulting and sponsorship income.

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

Revenue is expected to be derived from the sale of advertising space from sponsors on each vehicle we enter in a United Sports Car race and from winning a share of cash purses that are provided by USC event sponsors. In addition, we intend to utilize professionally race prepared Sports Cars to provide marketing and public relations services to clients desiring to use our racing sports cars to market their products or services by having our vehicles promote their brand by carrying their logo. However, we have had no advertisers, sponsors or public relations clients to date, and there are no present commitments from advertisers, sponsors, or public relations clients. There can be no assurance that we will be able to obtain any such advertising revenue, sponsorships or public relations clients in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

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

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Twenty Five Thousand dollars ($125,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $3,000 for marketing and promotion; $20,000 for legal and accounting; $10,000 for engineers and consultants; $25,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for service of all of the Companies unsecured debt, and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles, crew members and drivers expenses; fees for utilization of tracks for testing, non- race day fuel and tires, potential marketing costs for sponsors admission fees credentials and hosting costs. If we are able to obtain additional funding, we will be unable to enter additional United Sports Car racing events, obtain various types of equipment, hire, on a consultative basis, engineers and professionals that we will need to enter events, and to purchase the replacement parts that we may need in the event of mechanical failures throughout a racing event.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues

Total revenues for the three months ended March 31, 2013 were $18,000 compared to $0 for the same period ending March 31, 2012, representing an increase from the same period in 2012.  The increase in revenue for the quarter was due to an increase in consulting revenue for a funded driver search for the 2013 United Sports Car season.

Cost of Revenues

There were no costs of revenues for the three months ended March 31, 2013 or the three months ended March 31, 2012.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were $18,252 compared to $27,888 for the same period ended March 31, 2012, a decrease of $9,636.  The decrease was mainly due to a decrease in bad debt expense of approximately $14,500, offset by an increase in management fees of $5,620.

Interest and Financing Costs

Interest and financing costs for the three months ended March 31, 2013 were $305 compared to $352 for the period ended March 31, 2012.  The decrease of $47 for the three months period ended March 31, 2013 as compared to the same period in 2012 was due to a decrease in indebtedness of the Company.

Other Non-operating Income

The Company had no non-operating income for the three months ended March 31, 2013 and 2012.

Net Loss

Net loss for the three months ended March 31, 2013 was $557 compared to $28,240 for the same period ended March 31, 2012, an improvement of $27,683.  The decrease in the net loss for this period in 2013 is due to an increase in consulting revenue related to a driver search for the 2013 United Sports Car series season and a decrease in general and administrative costs as described above.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash provided in operations for the three months ended March 31, 2013 was $1,057 as compared to $5,675 used in operating activities for the same period ended March 31, 2012.

Liquidity

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $557 for the three months ended March 31, 2013 and generated only $1,057 in operating cash flow for the period.  These matters raise substantial doubt about the Company’s ability to continue as a going concern. (See “Stockholders’ Matters” below)

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

Cash Flows for the Three Months Ended March 31, 2013.

Operating activities for the three months ended March 31, 2013 produced 1,057 in cash. In the three months ended March 31, 2013, the accounts payable decreased by $2,501 compared to an increase in the three months ended March 31, 2012. The Company also was able to pay the related party debt of $3,885 during the three months ended March 31, 2013.  Depreciation expense for the three months ended March 31, 2013 totaled $8,000, the same for 2012.

Net cash used in financing activities was $1,057 for the three months ended March 31, 2013, compared to $17,672 for the same period of 2012.  During the three months ended March 31, 2013, the Company generated $18,000 of revenue and did not have to rely on financing activities to fund operations as they did in the three months ended March 31, 2012.

Stockholders’ Matters

Stockholders’ equity was $1,497 on March 31, 2013 compared to $2,054 as of December 31, 2012.  The decrease in stockholders’ equity is due to the loss of $557 for the three months ended March 31, 2013.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

No sales of unregistered securities were made in the three months ended March 31, 2013.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

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

Date: May __, 2013

By: /s/ Roy C. Montgomery

Roy C. Montgomery

Chief Executive Officer/Chief Financial Officer

