Form 10-Q
period 2013-06-30
SpeedSport Branding, Inc.
filed 2013-08-13
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

111 Sunrise Center Dr., Thomasville, NC 27360

(Address of principal executive offices)

(951) 656.1160

(Issuer’s telephone number)

________________________________

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

On August 7, 2013, we had 16,827,505 shares of common stock issued and outstanding.

Indicate by check mark whether the Registrant is a large accelerated filer, an accredited filer, a non-accredited filer, (or a smaller reporting company in Rule 12b-2 of the Exchange Act. (check one)

Large Accredited filer ☐	Accelerated filer ☐

Non-accredited filer ☐	Smaller reporting company ☒

Speedsport Branding, Inc.

TABLE OF CONTENTS

		Page

Part I - FINANCIAL INFORMATION		3

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at June 30, 2013 (unaudited) and December 31, 2012	3

	Condensed Statements of Operations for the three and six months ended June 30, 2013 and 2012 and the period from January 10, 2006 (Inception) to June 30, 2013 (unaudited)	4

	Condensed Statements of Stockholders’ Equity for the period from January 10, 2006 (Inception) through June 30, 2013 (unaudited)	5

	Condensed Statements of Cash Flows for the six months ended June 30, 2013 and 2012 and the period from January 10, 2006 (Inception) to June 30, 2013 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

Item 4.	Controls and Procedures	15

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Under Senior Securities	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	16

Item 6.	Exhibits	16

	Signatures	16

ITEM 1. Condensed Financial Statements

Speedsport Branding, Inc.

(A Development Stage Company)

BALANCE SHEETS

	June 30, 2013 (Unaudited)	December 31, 2012 (Audited)
ASSETS
Current assets
Cash	$1,995	$–
Total current assets	1,995	–

Fixed assets - net	196,667	32,000
Total Assets	$198,662	$32,000

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
Bank overdraft	$–	$2,032
Accounts payable	9,140	14,766
Line of credit	8,650	9,201
Accrued interest payable	72	62
Accrued payables - related parties	21,530	3,885
Total current liabilities	39,392	29,946
Total Liabilities	39,392	29,946

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,827,505 and 16,535,838 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	16,829	16,537
Additional paid in capital	1,584,040	1,402,998
Deficit accumulated during the development stage	(1,441,599)	(1,417,481)
Total Stockholders' Equity	159,270	2,054
Total Liabilities and Stockholders' Equity	$198,662	$32,000

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	Three Months Ended June 30,			Six Months Ended June 30,		For the period from Jan. 10, 2006 (Inception) To June 30,
	2013	2012		2013	2012	2013
	(Unaudited)	(Unaudited)		(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Consulting	$–	$30,000		$–	$30,000	$96,130
Consulting - related party	–	–		18,000	–	86,650
Sponsorships	–	–		–	–	67,463
Race winnings	1,500	–		1,500	–	26,558
Lease income	–	–		–	–	17,379
Lease income - related party	–	–		–	–	42,424
	1,500	30,000		19,500	30,000	336,604
Operating expenses:
Amortization & depreciation	8,666	8,000		16,666	16,000	267,926
General and administrative - related party	–	–		5,620	–	243,356
General and administrative	16,080	1,777		20,713	21,664	1,170,767
	24,746	9,777		42,999	37,664	1,682,049
Operating - other:
Gain on asset sales	–	–		–	–	16,359

Gain (loss) from operations	(23,246)	20,223		(23,499)	(7,664)	(1,329,086)

Other income (expense):
Interest income	–	–		–	–	1,286
Interest expense	(314)	(233)		(619)	(585)	(113,799)

Income (loss) before provision for income taxes	(23,560)	19,990		(24,118)	(8,249)	(1,441,599)

Provision for income tax	–	–		–	–	–

Net income (loss)	$(23,560)	$19,990		$(24,118)	$(8,249)	$(1,441,599)

Net income (loss) per share
(Basic and fully diluted)	$(0.00)*	$0.00	*	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	16,615,468	16,535,838		16,575,653	16,535,838

* denotes less than $(0.01) or $0.01

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from January 10, 2006 (Inception) through June 30, 2013

	Common Stock (1)			Deficit Accumulated
	Shares	Amount ($0.001 Par Value)	Additional Paid in Capital	During The Development Stage	Stockholders' Equity
Balances at January 10, 2006 - audited	–	$–	$–	$–	$–

Shares issued to founders for services at $0.001 per share	10,125,000	10,125	–	–	10,125
Recapitalization	150,000	150	29,850		30,000
Net loss	–	–	–	(653,409)	(653,409)
Balances at December 31, 2006 - audited	10,275,000	10,275	29,850	(653,409)	(613,284)

Forgiveness of debt - related party	–	–	36,529	–	36,529
Net loss	–	–	–	(322,544)	(322,544)
Balances at December 31, 2007 - audited	10,275,000	10,275	66,379	(975,953)	(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434	–	1,072,530
Shares issued for services at $0.20 per share	25,000	25	4,975	–	5,000
Shares issued for services at $0.20 per share	44,890	45	8,933	–	8,978
Net loss	–	–	–	(132,018)	(132,018)
Balances at December 31, 2008 - audited	15,440,873	15,441	1,147,721	(1,107,971)	55,191

Shares issued in conversion of debt	210,000	210	62,790	–	63,000
Net loss	–	–	–	(46,682)	(46,682)
Balances at December 31, 2009	15,650,873	15,651	1,210,511	(1,154,653)	71,509
Shares issued for cash at $0.20 per share	250,000	250	49,750		50,000
Shares issued for services at $0.20 per share	125,000	125	24,875		25,000
Net loss	–	–	–	(79,734)	(79,734)
Balances at December 31, 2010 - audited	16,025,873	16,026	1,285,136	(1,234,387)	66,775

Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000
Shares issued for services at $0.20 per share	161,865	162	32,211	–	32,373
Shares issued for services at $1.25 per share	15,600	16	19,484	–	19,500
Shares issued for services at $0.20 per share	82,500	83	16,417	–	16,500
Net loss	–	–	–	(155,319)	(155,319)
Balances at December 31, 2011 - audited	16,535,838	16,537	1,402,998	(1,389,706)	29,829

Net loss	–	–	–	(27,775)	(27,775)
Balances December 31, 2012 - audited	16,535,838	$16,537	$1,402,998	$(1,417,481)	$2,054

Shares issued for purchase of assets at $0.20 per share	1,000,000	1,000	199,000	–	200,000
Sale of asset in exchange for cancellation of shares at $0.20 per share	(708,333)	$(708)	(140,958)	–	(141,666)
Gain on sale of asset to a related party			123,000	–	123,000
Net loss (unaudited)	–	–	–	(24,118)	(24,118)
Balances at June 30, 2013 - unaudited	16,827,505	$16,829	$1,584,040	$(1,441,599)	$159,270

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the six months ended June 30,		For the period from Jan. 10, 2006 (Inception) To June 30,
	2013	2012	2013
	(unaudited)	(unaudited)	(unaudited)
Cash Flows From Operating Activities:
Net gain (loss)	$(24,118)	$(8,249)	$(1,441,598)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	16,666	16,000	267,926
Bad debt (recovery)	–	5,781	15,000
Stock issued for services	–	–	117,476
(Gain) loss on asset sales	–	–	(16,359)
Changes in:
Accounts receivable	–	–	(15,000)
Accounts payables	(5,626)	2,000	9,140
Accrued interest	10	59	80,604
Accrued payables - related parties	–	–	3,885
Net cash provided by (used in) operating activities	(13,068)	15,591	(978,926)

Cash Flows From Investing Activities:
Fixed asset purchases	–	–	(11,314)
Fixed asset sales	–	–	132,400
Net cash provided by (used in) investing activities	–	–	121,086

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	810	565	713,159
Notes & loans payable - payments	(1,360)	(3,684)	(135,261)
Repayments on related party advances	(55,570)	(69,296)	(1,493,960)
Advances from related parties	73,215	63,515	1,645,897
Bank overdraft	(2,032)	–	–
Issuance of common stock	–	–	130,000
Net cash provided by (used in) financing activities	15,063	(8,900)	859,835

Net Increase (Decrease) In Cash	1,995	6,691	1,995

Cash At The Beginning Of The Period	$–	$23,377	$–

Cash At The End Of The Period	$1,995	$30,068	$1,995

Schedule Of Non-Cash Investing And Financing Activities
Debt converted to capital	$–	$–	$490,000
Interest converted to capital	$–	$–	$76,469
Related party debt converted to capital	$–	$–	$409,061
Assets purchased by issuing related party notes	$–	$–	$486,868
Assets purchased by issuing stock	$200,000	$–	$200,000
Assets purchased by issuing notes	$–	$–	$45,623
Sale of asset to related party for cancellation of stock	$141,666	$–	$141,666
Forgiveness of debt - related party	$–	$–	$36,529
During 2007, an asset with a net book value of $144,505 was transferred to a related party to settle outstanding debt of $181,034. Upon the transfer, the difference of $36,529 was deemed to be forgiveness of debt and was recorded as an additional paid in capital.
Supplemental Disclosure
Cash paid for interest	$609	$1,246	$25,575
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Month Periods Ended June 30, 2013 and 2012,

And For The Period From January 10, 2006 (Inception)

Through June 30, 2013

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At June 30, 2013 and December 31, 2012, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the three and six month periods ended June 30, 2013 and 2012 and during the period from January 10, 2006 (inception) to June 30, 2013, the Company determined that there was no impairment of long-lived assets.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Month Periods Ended June 30, 2013 and 2012,

And For The Period From January 10, 2006 (Inception)

Through June 30, 2013

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its accounts payable, line of credit, accrued expenses, and other current liabilities approximate fair value due to the shor-term maturities of these instruments.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At June 30, 2013 and December 31, 2012, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive. There were no potentially dilutive securities outstanding in any of the periods presented in these financial statements.

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

For the Three and Six Month Periods Ended June 30, 2013 and 2012,

And For The Period From January 10, 2006 (Inception)

Through June 30, 2013

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

Reclassifications

Certain reclassifications have been made to the 2012 and January 10, 2006 (inception) to June 30, 2013 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if adopted, will have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	June 30, 2013	December 31, 2012
Racecars	$200,000	$160,000
Truck and other vehicles	53,713	53,713
	253,713	213,713
Less accumulated depreciation	(57,046)	(181,713)
Net book value	$196,667	$32,000

The property and equipment is stored at a non-related party’s facility in North Carolina. No rent is charged by the owner as the space required for storage is minimal.

NOTE 3. LINE OF CREDIT

The Company has a line of credit with a bank for $9,600, which is guaranteed by a majority shareholder. Interest on the outstanding balance accrues at 13.75% per annum. As of June 30, 2013 and December 31, 2012, the outstanding balance was $8,650 and $9,201 respectively.

The Company has a line of credit with a related party, which is owned by a majority shareholder, for $450,000, which is secured by Company property. Under the agreement, disbursement of funds is not required and the related party has sole discretion to disburse any funds. The related party has agreed to advance up to $100,000, per each request of advance, if needed, as of June 30, 2013. Any amounts advanced accrue interest at 10% per annum and principal and interest are due at the end of each quarter. As of June 30, 2013 and December 31, 2012, there was no balance outstanding on this line of credit.

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

For the Three and Six Month Periods Ended June 30, 2013 and 2012,

And For The Period From January 10, 2006 (Inception)

Through June 30, 2013

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

On June 20, 2013, the Company purchased a race car in exchange for 1,000,000 shares of common stock with a value of $200,000.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Six Month Periods Ended June 30, 2013 and 2012,

And For The Period From January 10, 2006 (Inception)

Through June 30, 2013

On June 25, 2013, the Company sold a race car to a shareholder in exchange for the cancellation of 708,333 shares of common stock. The stock had been originally issued at a value of $141,666 and was the sales value attributed to the sale. The sale resulted in a gain of $123,000 which has been recorded as additional paid in capital.

During the six months ended June 30, 2013, the Company received consulting fees from a related party in the amount of $18,000. Fees received from the same party during the six months ended June 30, 2012 were $30,000, at which time the party was not related.

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

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization, the Company could discontinue operations. The Company has generated no significant operating revenue during the six months ended June 30, 2013, but are making efforts to attract financing for operations and anticipates generating more revenue in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities, event consulting and sponsorships. The Company's assets are very specialized, and any value recovered should the Company cease operations may be minimal and insufficient to meet debt obligations.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of Business:

Speedsport Branding, Inc. (the “Company”, “Speedsport” or “we”) is a development stage company operating as a small motorsports organization which was organized in 2006 to participate in the United Sports Car Racing series (“USC”) sanctioned events (formerly known as the Grand-Am Rolex Series) in Grand Touring (“GT”) based road racing events. The United Sport Car Racing series was established in 1999 to organize, sanction, and sponsor professionally race prepared “Sports Car” automobile road racing in North America. We participate in the “Rolex Series GT” events using Rolex Series GT (Grand Touring) race-prepared production based automobiles. We participated in four road racing events in 2006, five in 2007, nine races in 2008 and in no races thereafter.

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

In June of 2013, we sold our Porsche 997 Cup Car (the "Porsche") to P-1, Inc., a related party, in exchange for cancellation of 708,333 shares of our common stock held by P-1, Inc.  We sold the Porsche because it was no longer in compliance with new racing rules instituted by the United Sports Car Series. The new racing rules were instituted as a result of the merger of the American LeMans Series with the Grand Am Rolex Series (now operating under the name "United Sports Car Series"). The Porsche would not be permitted to compete under United Sports Car Series rules.

Also in June of 2013, we acquired a 2012 Ford BOSS Mustang R (the "Mustang") from Rick Ware Racing (‘RWR”) for a purchase price of $200,000. We paid the $200,000 by issuing 1 million shares of our common stock to Rick Ware Racing   The Mustang is compliant with the new technical rules and is able to compete in races sanctioned by the United Sports Car Series.

We will decide in the future whether to lease a racecar or to enter the vehicle we have purchased from RWR. In the past, and possibly in the future, we intend to lease our race cars for United Sports Car Racing events. This could be from outside vendors or from P-1.

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

We had limited revenues in 2013 and 2012 from a small client base. During the year ended December 31, 2012, we earned revenue from four companies, of which two were related to us. Three customers accounted for 43% (related party), 39% and 14% of total 2012 revenue, respectively.

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

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues

Total revenues for the three months ended June 30, 2013 were $1,500 compared to $30,000 for the same period ending June 30, 2012, representing a decrease from the same period in 2012.  The decrease in revenue for the quarter was largely due to a decrease in consulting income for the quarter.

Cost of Revenues

There were no costs of revenues for the three months ended June 30, 2013 or the three months ended June 30, 2012.

 Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $24,746 compared to $9,777 for the same period ended June 30, 2012, an increase of $14,969.  The increase was due to an increase in non-related party general and administrative expenses.   Depreciation and amortization expenses for the three months ended June 30, 2013 was $8,666; compared to $8,000, a difference of $666 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the three months ended June 30, 2013 were $314 compared to $233 for the period ended June 30, 2012.  The increase for the three months period ended June 30, 2013 as compared to the same period in 2012 was due to an increase in the indebtedness of the Company.

Net Loss

Net loss for the three months ended June 30, 2013 was $23,560 compared to a income of $19,990 for the same period ended June 30, 2012.  This variance arose due to the factors described above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues

Total revenues for the six months ended June 30, 2013 were $19,500 compared to $30,000 for the same period ending June 30, 2012, representing a decrease from the same period in 2012. The decrease in revenue for the six months was primarily a result of a decrease in consulting fees.

Operating Expenses

Operating expenses for the six months ended June 30, 2013 were $42,999 compared to $37,664 for an increase of $5,335 the same period ended June 30, 2012.  The increase was due to an overall increase in related party general and administrative expenses. Depreciation and amortization expenses for the six months ended June 30, 2013 was $16,666 compared to $16,000 for the same period in 2012.

Interest and Financing Costs

Interest and financing costs for the six months ended June 30, 2013 were $619 compared to $585 for the period ended June 30, 2012.  The increase for the six months period ended June 30, 2013 as compared to the same period in 2012 was due to an increase in indebtedness in the Company.

Net Loss

Net loss for the six months ended June 30, 2013 was $24,118 compared to $8,249 for the same period ended June 30, 2012. The increase in the net loss for this period in 2013 is due to an increase in related party general and administrative expenses and a decrease in consulting revenue.

Cash Flows for the Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Operating activities for the six months ended June 30, 2013 used cash of $13,068 compared to $15,591 cash generated by operations during the six months ended June 30, 2012, a variance of $28,659. This variance was largely due to the $15,869 increase in losses recognized in 2013 as compared with 2012, a $7,626 movement in accounts payable balances between the two periods and a $5,781 non cash bad debt recovery in 2012.

No cash was used or provided by investing activities during the six months ended June 30, 2013 or 2012.

Net cash provided by financing activities was $(15,063) for the six months ended June 30, 2013, compared to $8,900 used in financing activities during the same period of 2012.

There was a net increase in cash of $1,995 for the six months ended June 30, 2013, as compared to a net increase in cash of $6,691 for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $24,118 and used $13,068 cash in its operating activities during the six months ended June 30, 2013. As of June 30, 2013, the Company had just $1,995 in cash and a working capital deficit of $37,397. These matters raise substantial doubt about the Company’s ability to continue as a going concern

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. There is no assurance that this series of events will be satisfactorily completed.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

In June of 2013, we acquired a 2012 Ford BOSS Mustang R (the "Mustang") from Rick Ware Racing for a purchase price of $200,000. We paid the $200,000 by issuing 1 million shares of our common stock to Rick Ware Racing. There were no other sales of unregistered stock in the six month period ended June 30, 2013.

ITEM 3: Defaults Upon Senior Securities

None.

ITEM 4: Mine Safety Disclosures

Not applicable.

ITEM 5: Other Information

None.

ITEM 6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K

SEC Ref. No.	Title of Document
10.2	Bill of Sale and Assignment Agreement with Rick Ware Racing dated Jule 16, 2013
10.3	Debt to Equity Conversion Agreement with Rick Ware Racing dated June 20, 2013
10.4	Bill of Sale to P-1, Inc dated June 16, 2013
10.5	Debt to Equity Conversion Agreement with P-1, Inc. dated as of June 25, 2013
31.1*	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPEEDSPORT BRANDING, INC.

Date: August 9, 2013

By:	/s/ Roy C. Montgomery
Roy C. Montgomery Chief Executive Officer

