Form 10-Q
period 2013-09-30
SpeedSport Branding, Inc.
filed 2013-11-14
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the three and nine month periods ended September 30, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-143672

SpeedSport Branding,, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

111 Sunrise Center Dr.

Thomasville, NC 27360

 (Address of principal executive offices)

(Registrant's telephone number, including area code (951) 656.1160

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

There were 16,827,505 shares of the registrant’s common stock, $0.001 par value per share, outstanding on October 31, 2013.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

Speedsport Branding, Inc.

(A Development Stage Company)

BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash	$23,802	$–
Total current assets	23,802	–

Fixed assets - net	186,667	32,000

Total Assets	$210,469	$32,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$–	$2,032
Accounts payable	8,740	14,766
Line of credit	8,321	9,201
Accrued interest payable	63	62
Accrued payables - related parties	49,670	3,885
Total current liabilities	66,794	29,946

Total Liabilities	66,794	29,946

Stockholders' Equity
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $.001 par value; 100,000,000 shares authorized; 16,827,505 (2013) and 16,535,838 (2012) shares issued and outstanding	16,829	16,537
Additional paid in capital	1,584,040	1,402,998
Deficit accumulated during the development stage	(1,457,194)	(1,417,481)
Total Stockholders' Equity	143,675	2,054

Total Liabilities and Stockholders' Equity	$210,469	$32,000

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					Period From
					Jan. 10, 2006
	Three Months	Three Months	Nine Months	Nine Months	(Inception)
	Ended	Ended	Ended	Ended	To
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues:
Consulting	$350	$20,000	$350	$50,000	$96,480
Consulting - related party	15,500	60,400	33,500	60,400	102,150
Sponsorships	–	20,000	–	20,000	67,463
Race winnings	–	–	1,500	–	26,558
Lease income	–	–	–	–	17,379
Lease income - related party	–	–	–	–	42,424
	15,850	100,400	35,350	130,400	352,454

Operating expenses:
Amortization & depreciation	10,000	8,000	26,667	24,000	277,926
General and administrative-related party	4,000	40,000	9,620	40,000	247,356
General and administrative	33,463	90,886	54,175	112,550	1,204,230
	47,463	138,886	90,462	176,550	1,729,512
Operating - other:
Gain on asset sales	16,301	–	16,301	–	32,660

Gain (loss) from operations	(15,312)	(38,486)	(38,811)	(46,150)	(1,344,398)

Other income (expense):
Interest income	–	–	–	–	1,286
Interest expense	(283)	(321)	(902)	(906)	(114,082)

Income (loss) before provision for income taxes	(15,595)	(38,807)	(39,713)	(47,056)	(1,457,194)

Provision for income tax	–	–	–	–	–

Net income (loss)	$(15,595)	$(38,807)	$(39,713)	$(47,056)	$(1,457,194)

Net income (loss) per share
Basic and fully diluted	$(0.00)*	$(0.02)	$(0.00)*	$(0.03)

Weighted average number of common shares outstanding Basic and fully diluted	16,827,505	1,653,838	16,660,838	1,653,838

* denotes less than $(0.01) per share

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, LLC

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

			Jan. 10, 2006
	Nine Months	Nine Months	(Inception)
	Ended	Ended	To
	Sept. 30, 2013	Sept. 30, 2012	Sept. 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From (Used In) Operating Activities:
Net income (loss)	$(39,713)	$(47,056)	$(1,457,194)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization & depreciation	26,667	24,000	277,926
Bad debt recovery	–	–	15,000
Stock issued for services	–	–	117,476
Gain (loss) on asset sales	(16,301)	–	(32,660)

Changes in operating assets amd liabilities:
Accounts recivable	–	28,374	(15,000)
Accounts payable	(6,026)	2,680	8,740
Accrued interest	1	99	80,596
Accrued payables - related parties	–	–	3,885
Net cash provided by (used for) operating activities	(35,372)	8,097	(1,001,231)

Cash Flows From (Used In) Investing Activities:
Fixed asset purchases	–	–	(11,314)
Proceeds for the sale of fixed assets	16,301	–	148,701
Net cash provided by (used for) investing activities	16,301	–	137,387

Cash Flows From (Used In) Financing Activities:
Notes & loans payable - borrowings	1,102	846	713,452
Notes & loans payable - payments	(1,981)	(3,934)	(135,882)
Repayments of related party advances	(102,996)	(110,204)	(1,541,386)
Advances from related parties	148,780	81,830	1,721,462
Sales of common stock	–	–	130,000
Change in bank overdraft	(2,032)	–	–
Net cash provided by (used for) financing activities	42,873	(31,462)	887,646

Net Increase (Decrease) In Cash	23,802	(23,365)	23,802

Cash At The Beginning Of The Period	$–	$23,377	$–

Cash At The End Of The Period	$23,802	$12	$23,802

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$–	$–	$490,000
Interest converted to capital	$–	$–	$76,469
Related party debt converted to capital	$–	$–	$409,061
Assets purchased by issuing related party notes	$–	$–	$486,868
Assets purchased by issuing stock	$200,000	$–	$200,000
Assets purchased by issuing notes	$–	$–	$45,623
Sale of asset to related party for cancellation of stock	$141,666	$–	$141,666
Forgiveness of debt - related party	$–	$–	$36,529

During 2007, an asset with a net book value of $144,505 was transferred to a related party to settle outstanding debt of $181,034. Upon the transfer, the difference of $36,529 was deemed to be forgiveness of debt and was recorded as an additional paid in capital.

Supplemental Disclosure
Cash paid for interest	$910	$1,246	$26,485
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(Development Stage Company)

STATEMENTS OF STOCKHOLDERS' EQUITY

For the period from January 10, 2006 (Inception) through September 30, 2013

				Deficit Accumulated
	Common Stock (1)			During The
		Amount	Additional	Development	Stockholders'
	Shares	($.001 Par)	Paid in Capital	Stage	Equity

Balances at January 10, 2006	–	$–	$–	$–	$–

Shares issued to founders for services at $0.001 per share	10,125,000	10,125	–	–	10,125

Recapitalization	150,000	150	29,850	–	30,000

Net loss	–	–	–	(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	10,275	29,850	(653,409)	(613,284)

Forgiveness of debt - related party	–	–	36,529	–	36,529

Net loss	–	–	–	(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	10,275	66,379	(975,953)	(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434	–	1,072,530

Shares issued for services at $0.20 per share	25,000	25	4,975	–	5,000

Shares issued for services at $0.20 per share	44,890	45	8,933	–	8,978

Net loss	–	–	–	(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	15,441	1,147,721	(1,107,971)	55,191

Shares issued in conversion of debt	210,000	210	62,790	–	63,000

Net loss	–	–	–	(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	15,651	1,210,511	(1,154,653)	71,509

Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000

Shares issued for services at $0.20 per share	125,000	125	24,875	–	25,000

Net loss	–	–	–	(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	16,026	1,285,136	(1,234,387)	66,775

Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000

Shares issued for services at $0.20 per share	161,865	162	32,211	–	32,373

Shares issued for services at $1.25 per share	15,600	16	19,484	–	19,500

Shares issued for services at $0.20 per share	82,500	83	16,417	–	16,500

Net loss	–	–	–	(155,319)	(155,319)

Balances at December 31, 2011	16,535,838	16,537	1,402,998	(1,389,706)	29,829

Net loss	–	–	–	(27,775)	(27,775)

Balances December 31, 2012	16,535,838	16,537	1,402,998	(1,417,481)	2,054

Shares issued for purchase of assets at $0.20 per share	1,000,000	1,000	199,000	–	200,000

Sale of asset in exchange for cancellation of shares at $0.20 per share	(708,333)	(708)	(140,958)	–	(141,666)

Gain on sale of asset to a related party	–	–	123,000	–	123,000

Net loss (unaudited)	–	–	–	(24,118)	(24,118)

Balances at June 30, 2013	16,827,505	16,829	1,584,040	(1,441,599)	159,270

Net loss (unaudited)	–	–	–	(15,595)	(15,595)

Balances at September 30, 2013	16,827,505	$16,829	$1,584,040	$(1,457,194)	$143,675

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

For the Three and Nine Month Periods Ended September 30, 2013 and 2012,

And For the Period From January 10, 2006 (Inception)

Through September 30, 2013

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At September 30, 2013 and December 31, 2012, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the three and nine month periods ended September 30, 2013 and 2012 and during the period from January 10, 2006 (Inception) to September 30, 2013, the Company determined that there was no impairment of long-lived assets.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At September 30, 2013 and December 31, 2012, there were no unrecognized tax benefits.

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

Reclassifications

Certain reclassifications have been made to the 2012 and January 10, 2006 (Inception) to September 30, 2013 financial statements to conform to the 2013 presentation.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards that, if adopted, will have a material effect on our financial statements.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	September 30,	December 31,
	2013	2012
Racecars	$200,000	$160,000
Truck and other vehicles	8,090	53,713
	208,090	213,713
Less accumulated depreciation	(21,423)	(181,713)
Total	$186,667	$32,000

Depreciation expense was $10,000 (2012 - $8,000) and $26,667 (2012 - $24,000) for the three and nine months ended September 30, 2013 respectively.

The property and equipment is stored at a non-related party’s facility in North Carolina. No rent is charged by the owner as the space required for storage is minimal.

NOTE 3. LINE OF CREDIT

The Company has a line of credit with a bank for $9,600, which is guaranteed by a majority shareholder. Interest on the outstanding balance accrues at 13.75% per annum. As of September 30, 2013 and December 31, 2012, the outstanding balance was $8,321 and $9,201 respectively.

The Company has a line of credit with a related party, which is owned by a majority shareholder, for $450,000, which is secured by Company property. Under the agreement, disbursement of funds is not required and the related party has sole discretion to disburse any funds. The related party has agreed to advance up to $100,000, per each request of advance, if needed, as of September 30, 2013. Any amounts advanced accrue interest at 10% per annum and principal and interest are due at the end of each quarter. As of September 30, 2013 and December 31, 2012, there was no balance outstanding on this line of credit.

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

The Company paid consulting fees to related parties during the three and nine months ended September 30, 2013 of $4,000 and $9,620 respectively. The consulting fees paid to related parties for the three and nine months ended September 30, 2012 were $40,000.

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

The Company received consulting fee revenues from related parties during the three and nine months ended September 30, 2013 of $15,500 and $33,500 respectively. The fees received from related parties for the three and nine months ended September 30, 2012 were $60,400. Fees received from one of the related during the three and nine months ended September 30, 2012 were $20,000 and $50,000, respectively, at which time that party was not related.

NOTE 5. STOCKHOLDERS’ EQUITY TRANSACTIONS (NON-RELATED PARTY)

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights ad preferences as may be determined by the Board of Directors. As of September 30, 2013, there are no preferred shares issued or outstanding.

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

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the nine months ended September 30, 2013, but are making efforts to attract financing for operations and anticipates generating more revenue in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities, event consulting and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

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

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues

Total revenues for the three months ended September 30, 2013 were $15,850 compared to $100,400 for the same period ending September 30, 2012, representing a decrease of 84% from the same period in 2012.  The decrease in revenue for the quarter was due to decreases in industry consulting revenue, related party revenue and no sponsorship revenue for the quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2013 were $47,463 compared to $138,886 for the same period ended September 30, 2012, a decrease of $91,423 or 66%.  The decrease was due to a decrease in in both related and non-related party general and administrative expenses.   Depreciation and amortization expenses for the three months ended September 30, 2013 was $10,000; compared to $8,000, a difference of $2,000 for the same period in 2012.

Gain on Asset Sale

During the three months ended September 20, 2013, the Company sold a fully depreciated truck to an unconnected third party for net proceeds of $16,301.

Interest and Financing Costs

Interest and financing costs for the three months ended September 30, 2013 were ($283) compared to ($321) for the period ended September 30, 2012.  The decrease for the three month period ended September 30, 2013 as compared to the same period in 2012 was due to an decrease in the indebtedness of the Company.

Net Loss

Net loss for the three months ended September 30, 2013 was $(15,595) compared to a net loss of ($38,807) for the same period ended September 30, 2012.  The net loss for this period in 2013 is due to a decrease in sponsorship revenue and related party consulting revenue for the quarter compared to the same period in 2012.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Revenues

Total revenues for the nine months ended September 30, 2013 were $35,350 compared to $130,400 for the same period ending September 30, 2012, representing a decrease of 73% from the same period in 2012. The decrease in revenue for the nine months was primarily a result of a decrease in related party consulting revenue, sponsorship revenue and industry consulting revenue.

Operating Expenses

Operating expenses for the nine months ended September 30, 2013 were $90,462 compared to $176,550 for for the same period ended September 30, 2012, a  decrease of $86,088 or 48%.  The decrease was due to an overall decrease in related party general and administrative expenses and general and administrative expenses.  Depreciation and amortization expenses for the nine months ended September 30, 2013 was $26,667 compared to $24,000 for the same period in 2012.

Gain on Asset Sale

During the three months ended September 20, 2013, the Company sold a fully depreciated truck to an unconnected third party for net proceeds of $16,301.

Interest and Financing Costs

Interest and financing costs for the nine months ended September 30, 2013 were $(902) broadly comparable to the $(906) for the period ended September 30, 2012.

Net Loss

Net loss for the nine months ended September 30, 2013 was $(39,713) compared to $(47,056) a decrease of 16% for the same period ended September 30, 2012.  The decrease in the net loss for this period in 2013 is due to a decrease in related party general and administrative expenses and a decrease in overall consulting revenue.

Cash Flows for the Nine Months Ended September 30, 2013.

Net cash used in operating activities for the nine months ended September 30, 2013 was $35,372 compared to $8,097 generated by operating activities in the nine months ended September 30, 2012. During the nine months ended September 30, 2013, the Company recognized a loss of $39,713 and used a further $6,025 in reducing operating liabilities, partially offset by net non cash items of $10,366. During the nine months ended September 30, 2012, the Company recognized a loss of $47,056 which was partially offset by non cash items of $24,000 and additional cash of $31,153 was generated through the reduction of accounts receivable and the increase of accounts payable.

Net cash of $16,301 was generated from investing activities during the nine months ended September 30, 2013 from the sale of a truck. No cash was generated or used in investing activities during the nine months ended September 30, 2012.

Net cash provided by financing activities was $42,873 for the nine months ended September 30, 2013, compared to $31,462 used in financing activities for the same period of 2012.

There was a net increase in cash of $23,802 for the nine months ended September 30, 2013, as compared to a net decrease in cash of $(23,365) for the same period in 2012.

Stockholder Matters

Stockholders’ equity was $143,675 on September 30, 2013, or $ 0.009 per share outstanding.  As of September 30, 2012, stockholders’ equity was $2,054 or $ 0.0001 per share outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash

Our primary source of liquidity is cash provided by operating, investing, and financing activities. Net cash used in operations for the nine months ended September 30, 2013 was $35,372 as compared to $8,097 generated from operations for the period ended September 30, 2012.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $39,713 and used cash in operating activities of $35,372 during the nine months ended September 30, 2013.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of September 30, 2013, the Company had assets that exceeded liabilities by $143,675.

The Company’s current source of cash is capital raised for its operations and proceeds from the sale of its common stock.  The Company will continue to explore other sources of capital to expand and fund its current operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

 PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or material pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company,” we are not required to provide the information under this Item 3.

ITEM 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. Based on the evaluation of our disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e) required by Securities Exchange Act Rules 13a-15(b) or 15d-15(b), our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information.

None.

ITEM 6. Exhibits.

Exhibit Number	Description of Exhibits
31.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date: November 14, 2013	/s/ Roy C. Montgomery
Name: Roy C. Montgomery
Title: President and Chief Executive Officer

Date: November 14, 2013	/s/ Timothy J. Koziol
Name: Timoty J. Koziol,
Title: Chief Financial and Accounting Officer

