Form 10-K
period 2013-12-31
SpeedSport Branding, Inc.
filed 2014-04-11
CIK 1449934

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐ No ☒

As of June 30, 2013, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $ 912,186 based on 4,560,932 shares held by non-affiliates valued at the last price at which the Company sold its shares ($0.20 per share of common stock).

On April 11, 2014, we had 16,827,505, shares of common stock issued and outstanding.

TABLE OF CONTENTS

TO ANNUAL REPORT ON FORM 10-K

FOR YEAR ENDED DECEMBER 31, 2013

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

ITEM 1.  BUSINESS

BUSINESS

BUSINESS OF THE COMPANY

Background

We are a development stage company operating as a small motorsports organization which was organized in 2006 to participate in the TUDOR United Sports Car Championship Racing series (“TUDOR”) sanctioned events (formerly known as the Grand-Am Rolex Series) in Grand Touring Daytona (“GTD”) based road racing events. The TUDOR United Sport Car Championship Racing series was established in 1999 to organize, sanction, and sponsor professionally race prepared “Sports Car” automobile road racing in North America. We participate in the “Rolex Series GTD” events using Rolex Series GTD (Grand Touring) race-prepared production based automobiles. We participated in four road racing events in 2006, five in 2007, nine races in 2008 and in no races thereafter.

We have utilized leased race cars to participate in the racing events we have scheduled. In December of 2008, we purchased a racecar from P-1, Inc. (“P-1“) as an alternative to leasing. Kevin P. O’Connell, who is our majority shareholder, is also the majority shareholder of P-1, Inc.

 In 2012, we attended and provided consulting services at TUDOR United Sports Car Racing series road racing events at Road America in Elk Harte Lake, Wisconsin and in the inaugural Brickyard Grand Prix at Indianapolis Motor Speedway. We received associated sponsorship and consulting income from marketing partners and clients for both events in 2012.

In 2013, we acquired a 2012 Ford BOSS Mustang R (the "Mustang R") from Rick Ware Racing. We issued a total of 1,000,000 shares of our common stock as consideration for the transaction at a value of $200,000.

In 2013, we sold our Porsche 997 Cup Car back to a related party, P-1, Inc., for consideration consisting of 708,333 shares of our common stock valued at $141,666. In that transaction, the shares we had originally issued to acquire the vehicle totaling 708,333, were returned to us and the shares subsequently cancelled.

If we choose to enter a TUDOR United Sports Car Racing event in 2014, we will determine whether to lease a racecar or to use the Mustang R. If we choose to lease a racecar, we may lease it from independent vendors or from a related party, such as P-1.

We expect the majority of our revenue to be derived from the sale to sponsors of advertising space on each vehicle we enter in a TUDOR United Sports Car Racing event and from winning a share of the “cash purses” that are provided by the TUDOR United Sports Car Racing series event sponsors. Secondarily, we expect to utilize our race cars to provide marketing and public corporate branding services to clients desiring to use our cars and equipment to market their product or service by having our vehicles promote their brand by carrying their logo. Our ability to attract sponsors will, in part, be dependent upon the success of our racecars in the races we may decide to enter. We believe that if we win, or finish within the top 10 finishing places in a race, our ability to attract sponsors will be enhanced. Further, our past record of sporadic "Top 10" finishing places has diminished our ability to attract sponsors.

We have conducted limited operations to date and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans.

The Company had limited revenues in 2013 and 2012 from a small client base. During the year ended December 31, 2013, 96% of total revenues were consulting fees from related parties. The remaining 4% represented winnings from races. By comparison, during the year ended December 31, 2012, 47% of revenues were consulting fees from related parties and the remaining 53% related to consulting and sponsorship fees from non-related companies.

TUDOR United Sports Car Championship Racing

The TUDOR United Sports Car Championship Racing (formerly known as the Grand-Am Rolex Series) ("TUDOR") is not an affiliate, partner or sponsor of our Company. TUDOR is a separate and distinct entity from our Company and the only formal contract(s) that we have with the organization is the contractual entry forms that we must submit to be entered into a racing event, and the annual driver and crew member fees that we must submit as a prerequisite to our admission and entry into scheduled TUDOR events. We are dependent on TUDOR and their events as a platform for us to showcase the brands of our potential customers.

As the primary series in which we compete, TUDOR mandates, manages and monitors the qualifications of participants at every TUDOR sanctioned event. In addition to filing ownership forms with TUDOR, to participate in a TUDOR sanctioned event, each car must be driven by a driver who has motorsports experience and all cars must undergo a TUDOR technical inspection. Prior to qualifying at each race, all of the participating cars must undergo a pre-race technical inspection by the TUDOR officials. Several participating race cars are also selected to undergo a further technical inspection at the conclusion of each race to ensure the selected cars participated within all of the TUDOR technical guidelines during the race. TUDOR specifications exist for the entire race car (including aerodynamic elements such as length of spoilers and air dams, engine characteristics, fuel, chassis setup, shocks, tires, etc.) and typically vary by manufacturer (such as Porsche, Ferarri, GM, Ford, Dodge, Aston Martin, Mazda, BMW, etc.). These specifications can change between races as TUDOR attempts to maintain equality of competition between race teams and manufacturers. Teams, drivers and owners that are caught violating TUDOR guidelines typically receive penalties ranging from economic fines to loss of owner and driver points, to suspensions from future TUDOR sanctioned events.

After passing the TUDOR technical inspection, a racecar has one attempt to achieve one of the top qualifying speeds of all the cars in order to qualify for an event. The fastest qualifying speed is awarded the pole position for the respective race. The pole position starts on the inside of the front row and leads the rest of the qualifying field to the “green flag” indicating the beginning of each race. Drivers and team owners covet the pole position due to the notoriety received by the respective pole winner sponsors.

After the pole position, the next race cars earn their starting spots according to the fastest qualifying speeds.

TUDOR United Sports Car Championship Racing

The TUDOR United Sports Car Championship Racing Series was established in 1999 to return stability to major league sports car road racing in North America. In 2013, rebranded the TUDOR United Sports Car Racing series (from Grand Am Rolex Sports Car Series), the sanctioning body’s headquarters are located in Daytona Beach, Fla. on the same corporate campus that is also home to NASCAR, International Speedway Corporation (“ISC”) and Daytona International Speedway.  TUDOR operates as a wholly owned subsidiary of NASCAR, with common investors and board members. Among the Company’s investors and executives are several of the key people behind NASCAR, but the TUDOR offers an entirely different product that features production based sports car racing on widely known road and street course circuits and in major markets throughout North America.

According to the TUDOR, sports car racing in North America endured tough and uncertain times for the majority of the 1990s. Sports car racing’s decline during this period could basically be traced to uncontrolled technology and its related costs. TUDOR has addressed technology cost concerns with affordability rules and cost containment policies that are devised to enhance competition at the overall team personnel and driver level.

The TUDOR series premier racing events are branded independently with corporate partners and will be in its inaugural season under the new brand in 2014. The series, under its former name, had established itself as one of the most diversified professional road racing championships in North America.

A division within the Rolex Series of racing events sanctioned by TUDOR is the Grand-Am GTD Series (the “GTD Series”). The category of racecars designated by TUDOR United Sports Car Championship Racing for competition in the GT Series is the “Daytona GTD” class of sports cars. The Daytona GTD sports cars are based upon factory production models of certain automobile manufacturers, but are customized at the factory or at approved private engineering firms so that they may be used for racing in the TUDOR GTD Series. We intend to participate in the Daytona GTD Series using exclusively newly formed GTD Class sports cars.

In September of 2012, TUDOR announced that it will be merging with the American Le Mans Series ("ALMS"), which had been TUDOR's (formerly Grand-Am Rolex Series) TUDOR's main US competitor since Grand Am's inception. TUDOR and Grand Am fully merged in 2014 under one series name of the “TUDOR United Sports Car Championship Series". The newly branded series has registered the series name with the International Motor Sports Association (“IMSA”). The ALMS name (along with the ALMS association with the 24 Hours of Le Mans) has been terminated. In addition the manufacturer supported P1 prototype class of racing cars has been eliminated. Further, the name “Grand Am” will no longer be utilized.

Under TUDOR, the Prototype class will consist of Daytona Prototypes (DP’s), LMP2 prototype cars, LMPC prototype cars and the progressive DeltaWing race car (including a new closed-cockpit version). The former ALMS GT class will be renamed GT Le Mans (“GTLM”), while GT Daytona (“GTD”) will combine the current Grand-Am GT class and the former ALMS' GTC cars. The Prototype Challenge (“LMPC”) and GX classes will both carry over unchanged from Grand-Am and ALMS, respectively. The lead Prototype class combines Grand-Am's Daytona Prototype class with the former ALMS' P2 and DeltaWing cars. PC will be retained from the former ALMS, as will GTLM which will consist of the cars from the former ALMS GT class.

GTD combines the Grand-Am's GT class and the former ALMS' GTC class. GX is retained from the Grand-Am structure.

IMSA has been retained as the sanctioning body for TUDOR.

We believe the combined series will create more opportunities for obtaining sponsors as the new series is intended to have more comprehensive media and television coverage. In addition, the fan following should increase with inclusion of a combination of races including the Rolex 24 at Daytona, , the "24 Hours of Lemans" and the "12 Hours of Sebring" races being added to the annual schedule.

Grand Touring “GT” Daytona Class

The regulations covering the technical specifications of TUDOR Series GTD Class cars are designed to provide for fair competition amongst racing participants. We believe the regulations for the newly combined series will be basically the same. The regulations include the weight of vehicle, engine size, engine RPM limits, tire size, etc. For example, engines must between 390 to 450 horsepower, and the vehicle must have minimum weight ranging from 2,500 to 2,700 lbs. Maximum speed for GTD Class racecars is 180 mph. Examples of sports cars that participate in TUDOR United Championship Sports Car Racing Series are Porsche GT3 Cup, ,, Dodge Viper, Chevrolet Corvette, Chevrolet Camaro GT-R, Mazda RX-8, , Ferrari 458 Italia, Maserati, Nissan, Ford BOSS Mustang, Audi R8 and the BMW M3 coupes.

Daytona Prototypes Class

A Daytona Prototype is a racecar specifically designed and built for the TUDOR United Sports Car Racing’s highest level of car, having a higher maximum speed and different racing characteristics than the GTD, GTLM or other Prototype classes. We do not participate in any racing utilizing any other vehicles than GTD.

Racing

All classes of racecars, the Daytona Prototypes, Prototypes and the GTLM and GTD classes participate in the same TUDOR Series’ events. They do so in a multiclass format that enables spectators in person or on television, and the media covering the event, to follow the action with multiple easy-to-distinguish classes of race cars—Daytona Prototypes, Prototypes, GTD and GTLM classes. The TUDOR race events are held at some of the world’s most prestigious race course venues, including Daytona, Long Beach, CA, Road Atlanta, and Watkins Glen, and have become an annual attraction at some of the newest racing venues such as Circuit of the Americas in Austin, Texas. . The TUDOR United Sports Car Racing has also instituted racing events known as “Stadium Road Racing” on the road course layouts at stadium tracks such as Homestead-Miami Speedway, Phoenix International Raceway and Kansas Speedway.

The TUDOR series of races feature a challenging mix of endurance and sprint races, including a 24-hour endurance race, a six-hour “Enduro” and several 400 kilometer and 250-mile sprint races. Teams of drivers are required for each event in which we participate. Drivers alternate driving the racecar for various periods of time during the race. The shorter events require two drivers per car, while three-driver teams are common in the six- and nine-hour races, and three- to five-driver squads are the usual for the Rolex 24 at Daytona. Driver changes during pit stops always factor into the strategy at each race.

Drivers

Our drivers are from diverse driving backgrounds and have experience in oval track racing and road course racing.  In certain endurance races that require in excess of nine hours to complete, we have hired a driver, or multiple drivers. Kevin P. O’Connell, the controlling person of our majority shareholders, has been one of the many drivers in all of the races in which we have participated. In all races in the TUDOR United Sports Car Racing there is more than one driver required in each event.

Typical driver fees range from $2,500 per event to as much as $15,000 per event depending on the experience and success of a particular driver. Through December 31, 2013 we have not paid fees to drivers in any of the sprint races (races under 250 miles) that we entered as those drivers volunteered their services to gain experience and publicity for their careers as professional race car drivers. We have paid drivers fees of up to $3,000 per driver for endurance races (in excess of 250 miles) such as the Rolex 24 at Daytona. We have had to limit any driver fees we have paid due to our small operating budget.

Pit Crews

Our pit crews have experience and backgrounds working for other motorsports racing teams.  We have had volunteers for all of our crew members in all of the events in which we have participated. None of our pit crew members have been paid, as they volunteered their services to gain experience and publicity for their careers as professional pit crew members. In 2014, we intend to use volunteer crew members whenever possible.

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

In 2012, we attended and provided consulting services at the United Sports Car Racing Series road racing events at Road America in Elk Harte Lake, Wisconsin and in the inaugural Brickyard Grand Prix at Indianapolis Motor Speedway. We received associated sponsorship and consulting income from marketing partners and clients for both events in 2012. In 2013, we did not participated in any racing event. We did provide various types of consulting services to various companies. These services consisted of event management and driver recruitment and search for upcoming racing events.

We had limited revenues in 2013 and 2012 from a small client base. During the year ended December 31, 2013, we earned revenue from four companies, of which two were related to us. Three customers accounted for 43% (related party), 39% and 14% of total 2012 revenue, respectively. Revenue in 2013 included lease income from the lease of a vehicle to a related party. Our related party income was received from RC-1, Inc. Kevin O’Connell, our majority shareholder is the majority shareholder for RC-1, Inc.

Our ability to enter racing events in 2014 and thereafter will be dependent upon our ability to raise capital and attract sponsors. There can be no assurance that we will be able raise capital or to enter any racing events in 2014 or thereafter.

In January 2013, , we decided to modify our business model and enter the United Sports Car Racing GTD class races using only leased GT-Daytona Class sports cars that would be made available to us on a per race event basis.

Since 2007, we have had the option to lease our race cars from P-1, Inc. , a company which was formed and founded by Kevin P. O'Connell, our controlling shareholder. We maintain that ability to lease from P-1, Inc. for any TUDOR events, but reserve the ability to lease from other vendors as well. We are not the only customer of P-1 and P-1 does offer to lease its vehicles to other qualified teams and competitors.  We may lease our race car to other teams in the same series or other drivers in the same series for certain events.

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

We believe that, in certain racing events, leasing, rather than owning, sports cars, has certain advantages to us, such as:

•	If the TUDOR United Sports Car Racing institutes new rules requiring upgrading of the racecar specifications, no capital will be needed by us for the upgrading or purchase of new racecars;
•	No capital expenditures for new technologies is required of us for competition
•	No need to invest Company capital in an illiquid and depreciating vehicle.

Previously, we leased a racecar from P-1, specifically a factory Porsche 997 GT-3 TUDOR United Sports Car Racing version and entered and competed in the following United Sports Car Racing events: Virginia International Raceway, Mazda Raceway Laguna Seca in northern California, Watkins Glen International 6 Hours of the Glen, Circuit Gilles Villeneuve in Montreal, and the Sunchaser 1000 at Miller Motorsports Park in Utah. P-1, Inc. is still an option for leasing race cars for us for certain makes like Porsche and Ford specifically.

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

We did not enter any events in 2010, 2011 or 2013.  We attended and provided consulting services at events in 2012 and will have a limited schedule in 2014.

We did not lease any race cars from P-1 in 2010 or 2013 but did lease in 2011 for testing events which are considered non-racing events. In 2013, we did not incur a race car leasing fee for either United Sports Car Racing events.

For 2014, we will decide whether we should lease race cars from P-1 or other vendors or enter our own vehicle depending on certain factors such as track size, event attendance and driver specifications.

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

Sponsorship

In the TUDOR United Sports Car Racing series, the GTD spec race cars have a certain portion of the vehicle that are available for the placement or corporate logos or the images of products or services. In the TUDORGTD series, the vehicle's front hood is designated for logo placement with the exception of a ten inch by ten inch square area that is left for the series assigned competition number. Both sides of the race car from the front quarter panel, to the door, to the rear quarter panel are available for corporate logos with the exception of a twenty inch by twenty inch portion of the lower door that is left open for the series assigned competition number. The rear deck lid of the car is also available for corporate logos. In comparison to other domestic and international series such as NASCAR, the Indy Car Series or Formula One, the GTD series in TUDOR United Sports Car Racing has on average more placement space on the car than these respective series due to the design of the GTD cars and the lack of series contingency sponsors that take up much of the space of certain competing series cars.

Potential sponsors in the TUDOR GTD series are regional, national, and international companies with an interest in promoting and marketing in North America and to a lesser degree internationally. To date, the Company has raced in events in the eastern and western United States, Mexico and Canada. We offer sponsors the ability to have their logos, names or other identifying marks such as images displayed on our equipment with our drivers acting as professional spokes people. There are three levels of sponsorship available to our clients: Primary sponsors, Secondary sponsors and In-Kind sponsors.

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

We believe TUDOR United Sports Car Racing takes into account private or new teams and have therefore designed their racing programs to accommodate numerous entries, and many more than are permitted in competing series. We are considered a developmental stage team and an event starting position is expected.

In certain events fan interest has declined, and as a result racing has not been as attractive to the television industry or event spectators, which has had an adverse effect on our business.

There can be no assurance that our vehicles will be competitive or qualify for each, or any, TUDOR United Sports Car Racing GTD Series sanctioned event entered. If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, drivers and crews which in turn could impact our ability to attract and maintain sponsorship. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position. In addition, there are relatively low barriers to entry into these markets and we expect to continue to face competition from new entrants into these same markets. There can be no assurance that we will be able to compete successfully in these markets.

Employees

As of March 31, 2014, we have no full-time employees. Our only employees consist of three management personnel, all of whom devote 25% or less of their time to our business affairs. We intend to hire full time employees when and if we have the financial resources to do so. Until such time as we are in a position to hire full time employees, we will hire independent contractors to perform work for us on an as needed basis. None of our employees are represented by a labor union or a collective bargaining agreement. We consider our relations with our Management employees to be good.

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

We have a short operating history and must be considered to be in the development stage. We have no history of earnings or profits and there is no assurance that we will operate profitably in the future. There is no meaningful historical financial data upon which to base planned operating expenses. As a result of this limited operating history, it is difficult to accurately forecast our potential revenue. We have accumulated a total loss of $1,496,512 from Inception (January 10, 2006) through December 31, 2013. We intend to use our own vehicle or leased, professionally race prepared sports Cars to market and promote the products and services of potential sponsor clients. We contemplate that we will further develop our racing operations and we will reinvest all profits, if any, into the Company.

Our existing principal stockholders exercise control of our Company.

Revete Capital Partners, LLC ("Revete"), General Pacific Partners, LLC, ("GPP"), Billington Brown Acceptance, LLC ("BBA"), P-1, Inc., and Specialty Rentals, Inc. together are the beneficial owners of approximately 65.9% of our issued and outstanding common stock. Revete, GPP and BBA have membership interests and economic interests that are held and determined by Kevin P. O'Connell. Mr. O'Connell is the majority shareholder of Specialty Rentals, Inc. and P-1, Inc.

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

To be successful, we must create and maintain a good working relationship with the sanctioning body of our racing events, the TUDOR United Sports Car Racing (“TUDOR”) series. Without a good relationship, TUDOR may at its sole discretion disallow our team from competing in any or all of their sanctioned events for an indefinite period of time. We do not have any continuing contractual relationship with TUDOR and may not be able to enter into any agreements to participate in racing events on terms acceptable to us.

We have previously leased our racecars from P-1, a company controlled by our controlling shareholder.

P-1, Inc. is a motorsports leasing company, and has leased race vehicles to our Company and has race vehicles available to other qualified teams and drivers. We have only leased racecars from P-1, a company whose majority shareholder is Kevin P. O’Connell.

The disadvantage of leasing our cars through P-1 rather than other sources is that the configuration and technology of other race cars that are available from various lessor’s may be more advantageous to us to us than using only race cars available from P-1. This could adversely affect our competitiveness which could have a negative impact on potential sponsors and winning purses.

Our leased and owned racecars are subject to changes in technology and competitiveness.

In 2013, we acquired a United Sports Car Championship Series Ford BOSS Mustang R for $200,000 for which we issued 1,000,000 shares of our common stock at an estimated market value of $0.20 per share.

The race cars we lease from P-1, contain current technologies that may cease to be legal or competitive as the rules and regulations of TUDOR United Sports Car Racing are modified and technologies are updated. Additionally, governing sanctioning bodies are expected to regularly hold discussions with the manufacturers and competitors regarding implementing updated models and technologies that may have an adverse effect on our Company. To the extent that TUDOR United Sports Car Racing may change its rules and regulations so that our racecar and the race cars we lease from P-1 do not comply with the changed rules or regulations, our business will be adversely affected.

Our racing operations face competition for marketing and advertising dollars.

We compete for marketing and advertising dollars with other motorsports teams and with sports such as football, baseball, basketball, hockey, tennis and golf and with other entertainment and recreational activities. In the event that fan interest in motorsports declines, TUDOR United Sports Car Racing might not be as attractive to the potential sponsors, which could have an adverse effect on our operations.

There can be no assurance that our team will be competitive or qualify for each, or any, TUDOR United Sports Car Racing sanctioned event entered. Qualification in TUDOR United Sports Car Racing races is only required in special events. If we are not as successful competitively, we could have a more difficult time attracting and maintaining sponsors, quality drivers and crews which in turn could impact our ability to attract marketing and advertising dollars. We will compete with well-established teams and there can be no assurance that we will be able to create or maintain a competitive position.

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

Beginning in 2007 and through September 2009, we leased our racecars from P-1, Inc. Our lease agreement requires us to pay a leasing fee of $7,500 for sprint races and $15,000 for endurance race in scheduled events in which we leased a race car. In 2014, we also intend to contract with outside vendors for race cars as needed.

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

In those TUDOR United Sports Car Racing events that we determined to enter, we have always qualified to race. However, we have finished poorly in these events and have not received any purse money if finishing positions fall outside of the top 10 places. A low finishing position for any event may or may not be a direct result of the team’s activities and efforts, and all racing teams in competition face the same uncertain results. There can be no assurance that we will win any purse money and the denomination of such purse money could have any effect upon our ability to fund our operations.

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

We are dependent on our key personnel.

Our management is currently controlled and operated by Roy P. Montgomery, President, Timothy J. Koziol our Chief Financial Officer, and Ronnie E. Norwood, Chief Operations Officer, Secretary and Treasurer. Our success will depend in large part upon the continued services of these individuals. Mr. Montgomery presently devotes only 25% or less of his time to our business, Mr. Koziol presently devotes approximately 15% of his time to our business and Mr. Norwood presently devotes approximately 10% of his time to our business. Notwithstanding, the death or loss of the services of any one of them or of any one or more of our other key personnel could have a material adverse effect on our business, financial condition and results of operations. We do not have key man life insurance on these individuals. In addition, if one or more of our key employees resigns to join a competitor or to form a competing company, the loss of such personnel and any resulting loss of potential clients to any such competitor could have a material adverse effect on our business, financial condition and results of operations. In the event of the loss of any key personnel, there can be no assurance that we will be able to prevent the unauthorized disclosure or use of our technical knowledge, practices or procedures by such personnel.

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

We have generated only limited revenues since our inception and have incurred substantial losses. We have had negative operating cash flow of approximately $1,496,512 since our Inception (January 10, 2006) to December 31, 2013. Our business plans estimate that we will need to raise $125,000 in additional capital to fund our operations through April 2015 and there can be no assurance that we will be able to raise any or all of the capital required. These factors indicate that we may be unable to continue as a going concern, particularly in the event that we cannot generate sufficient cash flow or raise sufficient capital to conduct our operations. Our financial statements do not include any adjustments to the value of our assets or the classification of our liabilities that might result if we would be unable to continue as a going concern.

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock qualified for quotation on the OTCBB on approximately June 1, 2011, under the symbol “SDSP”. No trades of our common stock occurred through the facilities of the OTCBB until December 10, 2012 and our stock has not traded since then.

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

Securities Authorized for Issuance under Equity Compensation Plans

As of December 31, 2013, we did not have any equity compensation plans in effect, although our board of directors may approve, from time to time, the issuance of equity compensation to our employees as additional compensation outside of an equity compensation plan.

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

On August 15th, 2011, the Company issued 82,500 shares of common stock to a non-affiliated shareholder in payment of services rendered valued at $16,500.

On August 15th, 2011, the Company sold 250,000 shares of common stock to a non-affiliated shareholder purchased at $0.20 per share for $50,000.

On August 17th, 2011, the Company issued 161,865 shares of common stock to a non-affiliated shareholder in payment of services rendered valued at $32,373.

On October 10th, 2011, the Company issued 15,600 shares of common stock to a non-affiliated shareholder in payment of services rendered valued at $19,500.

On June 10, 2013, the Company issued 1,000,000 shares of common stock in payment for the purchase price of $200,000 or $0.20 per share, for the acquisition of a Ford BOSS Mustang R.

ITEM 6.  SELECTED FINANCIAL DATA

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis of our results of operations and financial condition for the fiscal years ended December 31, 2013 and 2012 should be read in conjunction with our financial statements and the notes to those financial statements that are included elsewhere in this annual report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the “Risk Factors”, “Cautionary Notice Regarding Forward-Looking Statements” and “Description of Business” sections and elsewhere in this annual report. We use words such as “anticipate,” “estimate,” “plan,” “project,” “continuing,” “ongoing,” “expect,” “believe,” “intend,” “may,” “will,” “should,” “could,” “predict,” and similar expressions to identify forward-looking statements. Although we believe the expectations expressed in these forward-looking statements are based on reasonable assumptions within the bound of our knowledge of our business, our actual results could differ materially from those discussed in these statements. Factors that could contribute to such differences include, but are not limited to, those discussed in the “Risk Factors” section of this report. We undertake no obligation to update publicly any forward-looking statements for any reason even if new information becomes available or other events occur in the future.

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2013 and 2012, the Company had no balance of accounts receivable and consequently no allowance for doubtful accounts.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2013 and 2012 and during the period from January 10, 2006 (inception) to December 31, 2013, the Company determined that there was no impairment of long-lived assets.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2013 and 2012, there were no unrecognized tax benefits.

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

Year Ended December 31, 2013 as compared to the Year Ended December 31, 2012

Revenues

Total revenues were $84,600 for the year ended December 31, 2013, representing an decrease of $70,450 or 48 % compared to revenue $146,150 for the year ended December 31, 2012. The decrease in revenue is as a result of the decrease in the number of racing events the Company was able to attend during the 2013 racing season and post-merger of the two sports car series.

Revenues from related parties were $81,000 and $ 68,650, respectively, for the years ended December 31, 2013 and 2012. The increase of $12,350, or 18%, is related to the Company providing companies owned by the majority shareholder with consulting services regarding their entry in the racing market. The amount charged for the services were comparable to the amount charged to non-related parties. There are no ongoing contracts with these companies.

Cost of Revenues

There were no costs of revenues in either the twelve months ending December 31, 2013 or the twelve months ending December 31, 2012.

Operating Expenses

Operating expenses for the year ended December 31, 2013 were $178,416 representing an increase of $5,797 as compared to $172,619 for the same period in 2012.

Depreciation

Depreciation expense of $36,667 is included in operating expenses for the twelve months ended December 31, 2013, representing an increase of $4,667 or 15%, as compared to $32,000 for the same period in 2012.The increase in the period reflects the fact that we disposed of a vehicle with a $160,000 depreciable base cost and replaced it with another with a higher, $200,000 depreciable base cost.

General and Administrative – Related Party

The Company incurred operating expenses with related parties in the amount of $39,620 for the year ended December 31, 2013 compared to $57,500 for the year ended December 31, 2012, a decrease of $17,880 or 31%. The services provided by the related parties were administrative consulting and test and development consulting. There are no ongoing contracts with these companies.

General and Administrative Expenses

General and administrative expense expenses were $102,129 for the twelve months ended December 31, 2013, compared to $83,119 during the twelve month ended December 31, 2012, and increase of $19,010, or 23%. The increase was due to an increase in legal expenses during the year ended December 31, 2013.

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

Gain on asset sale

During the twelve months ended December 31. 2013, we recognize a gain of $16,301 on the sale of one of our vehicles to an unconnected third party. We made no such sale of fixed assets in the twelve months ended December 31, 2012.

Interest Expense

Interest expense for the twelve months ended December 31, 2013 was $ 1,216 broadly in line with the $1,306 for the same period in 2012.

Net Loss

The net loss for the twelve months ended December 31, 2013 was $79,031, representing an increase of $ 51,256 or 194% compared to a loss of $27,775 for the same period in 2012 due to the factors discussed above.

Liquidity & Capital Resources

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $79,031 and utilized cash in operating activities of $50,936 during the twelve months ended December 31, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. (See "Stockholder Matters" below.)

Cash Flows for the Year Ended December 31, 2013 compared to the Year Ended December 31, 2012

Operating activities

Operating activities for the twelve months ended December 31, 2013 used $50,936 in cash compared to $56,190 cash used in operations during the twelve months ended December 31, 2012. During the twelve months ended December 31, 2013, the Company incurred losses of $79,031 which were partially offset by net non-cash expenses of $19,766 and an increase in accounts payables and accruals of $7,739. By comparison, during the twelve months ended December 31, 2012 the Company incurred losses of $27,775 which was increased by net non-cash credits of $257, a reduction in accounts payable related party and accrued interest of $42,151 and only partially offset by an increase in accounts payable of $13,993.

Investing activities

During the twelve months ended December 31, 2013 we generated $16,301 cash from investing activities through the sale of one of our vehicles. By comparison, during the twelve months ended December 31, 2012 we neither generated nor used funds in investing activities.

Financing Activities

Cash flows provided by financing activities for the year ended December 31, 2013 were $67,852 compared to $32,813 during the twelve months ended December 31, 2012. For both periods, the Company was largely financed by advances from related parties. The increase in funding from related parties in 2013 as compared to 2012 is reflected in the substantial increase balance of cash held at the end of 2013 as compared to 2012.

Stockholder Matters

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

As of December 31, 2013 and 2012, there was no debt drawn on the line of credit.

Additionally, the Company may elect to draw down additional proceeds from its $450,000 line of credit with General Pacific Partners, LLC. There can be no assurance that we will be able to raise any additional equity or debt capital. As of December 31, 2013 and 2012, there was no debt drawn on the line of credit.

The Company has a line of credit with a bank for $9,600 , which is guaranteed by the majority shareholder.  Interest on the outstanding balance accrues at 13.75% per annum.  As of December 31, 2013 and 2012, the outstanding balance was $8,246 and $, 9,201 respectively.

The Company’s capital requirements consist of general working capital needs, scheduled principal and interest payments on debt when required, obligations, and capital expenditures. The Company’s capital resources consist primarily of cash generated from proceeds through the issuances of common stock. At December 31, 2013, the Company had $450,000 available on its line of credit.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

On November 8, 2013, the Registrant was informed by its independent registered public accounting firm, Borgers & Cutler CPAs PLLC ("Borgers"), that the partner in charge of Registrants account, David Cutler, was separating from Borgers and forming a new auditing firm under the name "Cutler & Co. LLC. The Board of Directors determined that it was in the best interest of the Registrant to maintain continuity of the relationship between David Cutler and Registrant.  On November 8, 2013 the Board of Directors engaged Cutler & Co. LLC of Denver, Colorado as the Registrant’s new independent registered public accounting firm.

The Board of Directors of the Registrant approved of the replacement of Borgers & Cutler CPAs PLLC., and the engagement of Cutler & Co. LLC as its independent auditor.

The Report of Borgers, on the financial statements of SpeedSport Branding, Inc. for the years ended December 31, 2012, nor subsequent interim periods contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles, except that the Registrant's audited financial statements contained in its Form 10-K for the year ended December 31, 2012 contained a going concern qualification in the registrant's audited financial statements. We have had no disagreements with Borgers, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Borgers' satisfaction would have caused them to make reference to the subject matter of the disagreement in connection with their reports on our financial statements.

There were no disagreements or other “reportable events” as that term is described in Item Item 304(a)(1)(iv) and Item 304(a)(1)(v), respectively, of Regulation S-K, occurring within the registrant’s two most recent fiscal years and the subsequent interim periods through the date of dismissal

On November 8, 2013 the registrant engaged Cutler & Co. LLC as its independent accountant. During the most recent fiscal year, since inception, and the interim periods preceding the engagement, the registrant has not consulted Cutler & Co.LLC regarding any of the matters set forth in Item 304(a)(2)(i) or (ii) of Regulation S-K.

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

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery, our Chief Executive Officer and Timothy J. Koziol, our Chief Financial Officer and principal financial officer, of the effectiveness of our internal control over financial reporting pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and principal financial officer concluded that, as of December 31, 2013, our internal control over financial reporting was not effective due to the material weakness in our internal control over financial reporting identified below.

Disclosure Controls and Procedures.

As of December 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including Roy C. Montgomery our Chief Executive Officer, and Timothy J. Koziol our Chief Financial Officer, and principal financial officer, of the effectiveness of the design and operation of the disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon the evaluation, our Chief Executive Officer and principal accounting officer concluded that, as of December 31, 2013, the disclosure controls and procedures were not effective due to the material weakness in our internal control over financial reporting identified below.

Management’s Discussion of Material Weakness

Management has identified the following groups of control deficiencies, each of which represents a material weakness in our internal control over financial reporting as of December 31, 2013:

•	Due to our limited resources, our accounting records, policies and procedures were not adequately maintained or documented and our management has limited technical accounting knowledge.
•	We did not maintain appropriate cash controls. As of December 31, 2013, we have not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on our bank accounts. However, the effects of poor cash controls were mitigated by the fact that we had limited transactions in our bank accounts.
•	We are dependent on outside advisers for the preparation of our financial statements and these advisors are not sufficiently conversant with all our activities to be able to ensure they are reported on an accurate and timely basis.
•	Our executives, directors and shareholders have business relationships requiring them to advise, manage and/or provide services to other businesses. We have engaged in transactions with some of these businesses. Due to the wide-ranging network of contacts and business relationships of our executives, directors and shareholders, we were not always able to devote sufficient resources to identify, monitor and report all transactions with such businesses in a timely manner.

Management of the Company takes very seriously the strength and reliability of the internal control environment of the Company. However, in view of the limited financial resources available as of December 31, 2013, the Company was unable to adequately address the control deficiencies.

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

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal controls over financial reporting during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Name	Age	Position
Roy C. Montgomery	45	Chairman of the Board & CEO, Director
Timothy J. Koziol	53	Chief Financial Officer
Ronald E. Norwood	45	Chief Operating Officer, Secretary & Treasurer

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

Compliance with Section 16(a) of the Exchange Act

Based solely on review of the copies of such forms furnished to the Company, or written representations that no reports were required, the Company believes that for the year ended December 31, 2013 our directors and executive officers complied with Section 16(a) filing requirements applicable to them.

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

Meetings of the Board of Directors and Committees

During the fiscal year ended December 31, 2013, the Board of Directors did not meet but took action by unanimous written consent. Each director is expected to attend meetings of our Board of Directors and meetings of committees of our Board of Directors of which he is a member, and to spend the time necessary to properly discharge his respective duties and responsibilities.

Board Committees

Audit Committee

Presently, our Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and plan to seek potential independent directors. In connection with our search, we plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11.  EXECUTIVE COMPENSATION

Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($) (3)	All Other Compensation ($)
Roy C. Montgomery,	2013	$0	$0	$0	$0
Chairman of the Board & CEO	2012	0	0	0	0
	2011	0	0	0	0

Ronald E. Norwood,	2013	$0	$0	$0	$0
Chief Operating Officer	2012	0	0	0	0
	2011	0	0	0	0

Timothy J. Koziol ,	2013	$0	$0	$0	$0
Chief Financial Officer (as of September 5, 2012)	2012	0	0	0	0

Employment Agreements

There are no employment agreements with management.

Outstanding Equity Awards at Fiscal Year-End

There are no unexercised options, unvested stock awards or equity incentive plan awards for any of the above-named executive officers outstanding as of December 31, 2013.

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

The table also shows the number of shares beneficially owned as of December 31, 2013 by each of our individual directors and executive officers, by our nominee directors and executive officers and by all our current directors and executive officers as a group.

Name	No. of Shares Owned	% of Stock Outstanding
Revete Capital Partners, LLC*	5,400,000	32.09
General Pacific Partners, LLC*	4,166,280	24.76
Billington Brown Acceptance, LLC *	770,865	4.48
P-1, Inc. *	708,333	4.21
Chester Montgomery**	362,170	2.15
Specialty Rentals, LLC *	35,000	0.21
Rick Ware Racing, LLC	1,000,000	5.94
Directors & Officers
Roy C. Montgomery	88,510	0.53
Ronald E. Norwood	97,585	0.58
Timothy J Koziol	–	–

Directors & Officers as a Group	186,095	1.1
Total	12,628,743	75.05
Based on 16,827,505 shares issued and outstanding

*Kevin P. O’Connell is the managing member of Revete’ Capital Partners, LLC, General Pacific Partners, LLC), Billington Brown Acceptance, LLC and Specialty Rentals, LLC, and the majority shareholder of P-1, Inc.

**Chester Montgomery is the father of Roy Montgomery, CEO and Chairman of the Board of our Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company had limited revenues in 2013 and 2012 from a small client base. During the year ended December 31, 2013, 96% of total revenues were consulting fees from related parties. The remaining 4% represented winnings from races. By comparison, during the year ended December 31, 2012, 47% of revenues were consulting fees from related parties and the remaining 53% related to consulting and sponsorship fees from non-related companies

The Company paid consulting fees to related parties of $39,620 and $57,500 for the years ended December 31, 2013 and 2012 respectively. The services provided by the related parties were administrative consulting and test and development consulting.

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

As of December 31, 2013, the Company owed a related party, a company owned by a majority shareholder, $74,724 (2012 - $3,885).

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Our current principal independent auditor is Cutler & Co. LLC, whom we engaged on November 8, 2013. The following are the services provided and the amounts billed.

Audit Fees

The aggregate fees billed by Cutler & Co. LLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2013, was $1,500 The aggregate fees billed by Borgers & Cutler CPAs PLLC for professional services rendered for the audit of the Company’s annual financial statements for the fiscal year ended December 31, 2012, was $10,500. Borgers & Cutler CPAs PLLC is our former auditor.

Audited-Related Fees

For the year ended December 31, 2013 there were no fees billed by Cutler & Co. LLC for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

For the year ended December 31, 2012, there were no fees billed by Borgers & Cutler CPAs PLLC for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees”.

Tax Fees

For the year ended December 31, 2013 the Company incurred no fees from Cutler & Co. LLC for services for tax compliance, tax advice and tax planning work.

For the year ended December 31, 2012 the Company incurred no fees from Borgers & Cutler CPAs PLLC for services for tax compliance, tax advice and tax planning work.

All Other Fees

For the year ended December 31, 2013 and December 31, 2012, there were no other fees billed by Cutler & Co. LLC or Borgers & Cutler CPAs PLLC for products and services outside of those fees disclosed above under “Audit Fees”, “Audit-Related Fees” and “Tax Fees”.

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

ITEM 15. EXHIBITS

(1) Financial Statements

The following financial statements of the Company are included in Part II, Item 8 of this Report:

Reports of Independent Registered Public Accounting Firms	F-3
Balance Sheets at December 31, 2013 and 2012	F-5
Statements of Operations for the Years Ended December 31, 2013and 2012 and the period from
January 10, 2006 (Inception) to December 31, 2013	F-6
Statement of Stockholders’ Equity for the period from January 10, 2006 (Inception) to
December 31, 2013	F-7
Statements of Cash Flows for the Years Ended December 31, 2013 and 2012 and the period from
January 10, 2006 (Inception) to December 31, 2013	F-8
Notes to Financial Statements	F-9

(2) Financial Statement Schedules

Schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is given in the financial statements or the notes thereto.

(3) Exhibits

Exhibit #	Description

3(i).1	Articles of Incorporation of Speedsport Branding, Inc., as amended *
3(ii).1	Corporate Bylaws for Speedsport Branding, Inc. *
10.1	Equipment Lease Agreement between Speedsport Branding, LLC and P-1, LLC*
31.1	Section 302 Certification by the Corporation’s Chief Executive Officer
31.2	Section 302 Certification by the Corporation’s Chief Financial Officer
32.1	Section 906 Certification by the Corporation’s Chief Executive Officer
32.2	Section 906 Certification by the Corporation’s Chief Financial Officer

101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

(*Previously filed with Form S-1)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Speedsport Branding, Inc. (Registrant)

Date: April 11, 2014	By:	/s/ Roy C. Montgomery
Roy C. Montgomery
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Roy C. Montgomery	Chief Executive Officer, Chief Financial Officer and Treasurer,	April 11, 2014
Roy C. Montgomery	(Principal Executive Officer and Principal Financial Officer), Director

/s/ Timothy J. Koziol	Chief Financial Officer	April 11, 2014
Timothy J. Koziol

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED December 31, 2013 and 2012

THE PERIOD FROM INCEPTION (JANUARY 26, 2006) TO DECEMBER 31, 2013

F-1

SPEEDSPORT BRANDING, INC.

(A DEVEVELPOMENT STAGE COMPANY)

Audited Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

Speedsport Branding, Inc.

Thomasville, North Carolina

We have audited the accompanying balance sheets of Speedsport Branding, Inc. as of December 31, 2013 and the related statement of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements as of December 31, 2012 and for the year then ended were audited by another auditor who expressed an unqualified opinion on April 10, 2013.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Speedsport Branding, Inc. as of December 31, 2013, and the results of its operations, changes in stockholders’ equity and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements the Company has suffered losses and negative cash flow from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Arvada, Colorado	/s/ Cutler & Co., LLC
April 4, 2014	Cutler & Co., LLC

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

Denver, Colorado
April 10, 2013	/s/ Borgers & Cutler CPAs PLLC

SPEEDSPORT BRANDING, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2013	December 31, 2012
ASSETS
Current assets
Cash	$33,217	$–
Total current assets	33,217	–

Fixed assets, net	176,667	32,000

Total Assets	$209,884	$32,000

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Bank overdraft	$–	$2,032
Accounts payable	22,466	14,766
Line of credit	8,246	9,201
Accrued interest payable	91	62
Accounts payable – related party	74,724	3,885
Total current liabilities	105,527	29,946

Total Liabilities	105,527	29,946

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued and outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,827,505 and 16,535,838 shares issued and outstanding as at December 31, 2013 and 2012, respectively	16,828	16,537
Additional paid in capital	1,584,040	1,402,998
Retained deficit	(1,496,512)	(1,417,481)
Total Stockholders' Equity	104,357	2,054

Total Liabilities and Stockholders' Equity	$209,884	$32,000

The accompanying notes are an integral part of the audited financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the years ended December 31,		For the period from January 10, 2006 (Inception) To December 31,
	2013	2012	2013
Revenue:
Consulting	$–	$57,500	$96,130
Consulting - related party	81,000	68,650	149,650
Sponsorships	–	20,000	67,463
Race winnings	3,300	–	28,358
Lease income	–	–	17,379
Lease income - related party	–	–	42,424
Total revenue	84,300	146,150	401,404

Operating expenses:
Depreciation	36,667	32,000	287,927
General and administrative - related party	39,620	57,500	271,856
General and administrative	102,129	83,119	1,257,684
Total operating expenses	178,416	172,619	1,817,467

Operating - other:
Gain on asset sales	16,301	–	32,660

Loss from operations	(77,815)	(26,469)	(1,383,403)

Other income (expense):
Interest income	–	–	1,286
Interest expense	(1,216)	(1,306)	(114,395)
Other income (expense) net	(1,216)	(1,306)	(113,109)

Income (loss) before provision for income taxes	(79,031)	(27,775)	(1,496,512)

Provision for income tax	–	–	–

Net loss	$(79,031)	$(27,775)	$(1,496,512)

Net loss per share (Basic and fully diluted)	$0.00 *	$0.00 *

Weighted average number of common shares outstanding	16,703,304	16,535,838

* Denotes less than $(0.01) per share.

The accompanying notes are an integral part of the audited financial statements.

Speedsport Branding, Inc.

(Development Stage Company)

STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

FOR THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock (1)		Additional	Deficit Accumulated During The
	Shares	Amount ($0.001 Par)	Paid in Capital	Development Stage	Stockholders' Equity
Balances at January 10, 2006	–	$–	$–	$–	$–
Shares issued to founders for services at $0.001 per share	10,125,000	10,125	–	–	10,125
Recapitalization	150,000	150	9,850	–	30,000
Net loss	–	–	–	(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	10,275	29,850	(653,409)	(613,284)
Forgiveness of debt - related party	–	–	36,529	–	36,529
Net loss	–	–	–	(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	10,275	66,379	(975,953)	(899,299)
Shares issued in conversion of debt	5,095,983	5,096	1,067,434	–	1,072,530
Shares issued for services at $0.20 per share	25,000	25	4,975	–	5,000
Shares issued for services at $0.20 per share	44,890	45	8,933	–	8,978
Net loss	–	–	–	(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	15,441	1,147,721	(1,107,971)	55,191
Shares issued in conversion of debt	210,000	210	62,790	–	63,000
Net loss	–	–	–	(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	15,651	1,210,511	(1,154,653)	71,509
Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000
Shares issued for services at $0.20 per share	125,000	125	24,875	–	25,000
Net loss	–	–	–	(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	16,026	1,285,136	(1,234,387)	66,775
Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000
Shares issued for services at $0.20 per share	161,865	162	32,211	–	32,373
Shares issued for services at $1.25 per share	15,600	16	19,484	–	19,500
Shares issued for services at $0.20 per share	82,500	83	16,417	–	16,500
Net loss	–	–	–	(155,319)	(155,319)

Balances at December 31, 2011	16,535,838	16,537	1,402,998	(1,389,706)	29,829
Net loss	–	–	–	(27,775)	(27,775)

Balances December 31, 2012	16,535,838	16,537	1,402,998	(1,417,481)	2,054
Shares issued for purchase of assets at $0.20 per share	1,000,000	1,000	199,000	–	200,000
Sale of asset in exchange for cancellation of shares at $0.20 per share	(708,333)	(708)	(140,958)	–	(141,666)
Gain on sale of asset to a related party	–	–	123,000	–	123,000
Net loss	–	–	–	(79,031)	(79,031)

Balances December 31, 2013	16,827,505	$16,829	$1,584,040	$(1,496,512)	$104,357

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the audited financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

	For the years ended December 31,		For the period from Jan. 10, 2006 (Inception) To December 31,
	2013	2012	2013
Cash Flows From Operating Activities:
Net loss	$(79,031)	$(27,775)	$(1,496,512)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	36,667	32,000	287,927
Bad debt (recovery)	–	(32,257)	15,000
Stock issued for services	–	–	117,476
(Gain) Loss on asset sales	(16,301)	–	(32,660)
Changes in operating assets and liabilities:
Accounts receivable	–	–	(15,000)
Accounts payables	7,710	13,993	22,466
Accrued interest	29	(511)	80,623
Accrued payables - related parties	–	(41,640)	3,885
Net cash provided by (used in) operating activities	(50,936)	(56,190)	(1,016,795)

Cash Flows From Investing Activities:
Fixed asset purchases	–	–	(11,314)
Fixed asset sales proceeds	16,301	–	148,701
Net cash provided by (used in) investing activities	16,301	–	137,387

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	1,537	4,932	713,887
Notes & loans payable - payments	(2,492)	(4,408)	(136,393)
Repayments on related party advances	(127,264)	(114,302)	(1,565,654)
Advances from related parties	198,103	144,559	1,770,785
Bank overdraft	(2,032)	2,032	–
Issuance of common stock for cash	–	–	130,000
Net cash provided by (used in) financing activities	67,852	32,813	912,625

Net Increase (Decrease) In Cash	33,217	(23,377)	33,217

Cash At The Beginning Of The Period	–	23,377	–

Cash At The End Of The Period	$33,217	$–	$33,217

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$–	$–	$490,000
Interest converted to capital	$–	$–	$76,469
Related party debt converted to capital	$–	$–	$409,061
Assets purchased by issuing related party notes	$–	$–	$486,868
Assets purchased by issuing stock	$200,000	$–	$200,000
Assets purchased by issuing notes	$–	$–	$45,623
Forgiveness of debt - related party	$–	$–	$36,529
Sale of asset to related party for cancellation of stock	$141,666	$–	$141,666

During 2007, an asset with a net book value of $144,505 was transferred to a related party to settle outstanding debt of $181,034. Upon the transfer, the difference of $36,529 was deemed to be forgiveness of debt and was recorded as an additional paid in capital.

Supplemental Disclosure
Cash paid for interest	$1,187	$1,589	$26,153
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the audited financial statements.

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At December 31, 2013 and 2012, the Company had no balance in its allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the years ended December 31, 2013 and 2012 and during the period from January 10, 2006 (inception) to December 31, 2013, the Company determined that there was no impairment of long-lived assets.

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At December 31, 2013 and 2012, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive For the years ended December 31, 2013 and 2012, there were no potentially dilutive debt or equity instruments issued or outstanding.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting, the sale of advertising to racing sponsors, and the occasional lease of racecars, but does not separate sales of different activities into operating segments.

The Company had limited revenues in 2013 and 2012 from a small client base. During the year ended December 31, 2013, 96% of total revenues were consulting fees from related parties. The remaining 4% represented winnings from races. By comparison, during the year ended December 31, 2012, 47% of revenues were consulting fees from related parties and the remaining 53% related to consulting and sponsorship fees from non-related companies.

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

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

NOTE 2. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the year ended December 31, 2013, but are making efforts to attract financing for operations and anticipates generating more revenue in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities, event consulting and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

Because of the Company’s history of net losses and negative working capital position, its independent auditors, in their report on the financial statements for the year ended December 31, 2013, expressed substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that could result from the outcome of this uncertainty.

NOTE 3. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31
	2013	2012
Racecars	$200,000	$160,000
Other vehicles	8,090	53,713
	208,090	213,713
Less accumulated depreciation	(31,423)	(181,713)
Total	$176,667	$32,000

Depreciation expense for the years ended December 31, 2013 and 2012 was $36,667 and $32,000, respectively. The property and equipment is stored at a non-related party’s facility in North Carolina. No rent is charged by the owner as the space required for storage is minimal.

NOTE 4. LINE OF CREDIT

The Company has a line of credit with a bank for $9,600, which is guaranteed by a majority shareholder. Interest on the outstanding balance accrues at 13.75% per annum. As of December 31, 2013 and 2012, the outstanding balance was $8,246 and 9,201, respectively.

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

The Company has a line of credit with a related party, which is owned by a majority shareholder, for $450,000, which is secured by Company property. Under the agreement, disbursement of funds is not required and the related party has sole discretion to disburse any funds. The related party has agreed to advance up to $100,000, per each request of advance, if needed, as of December 31, 2013. Any amounts advanced accrue interest at 10% per annum and principal and interest are due at the end of each quarter. As of December 31, 2013 and 2012, there was no balance outstanding on this line of credit.

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

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

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

As of December 31, 2012, the Company owed a related party, a company owned by a majority shareholder, $3,885. As of December 31, 2013, the Company owed the same party $74,724.

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

The Company paid consulting fees to related parties of $39,620 and $57,500 for the years ended December 31, 2013 and 2012 respectively.

As of December 31, 2013, the Company owed a related party, a company owned by a majority shareholder, $74,724.

NOTE 6. STOCKHOLDERS’ EQUITY TRANSACTIONS (NON-RELATED PARTY)

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights ad preferences as may be determined by the Board of Directors. During the years ended December 31, 2013 and 2012, there are no shares of preferred stock issued or outstanding.

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

NOTE 7. INCOME TAXES

We did not provide any current or deferred US federal income tax provision or benefit for any of the periods presented in these financial statements because we have experienced losses since Inception (January 10, 2006). When it is more likely than not, that a tax asset cannot be realized through future income, the Company must record an allowance against any future potential future tax benefit. We provided a full valuation allowance against the net deferred tax asset, consisting of net operating loss carry forwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carry forward periods.

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2013 and 2012 as defined under ASC 740, "Accounting for Income Taxes." We did not recognize any adjustment to the liability for uncertain ta position and therefore did not record any adjustment to the beginning balance of the accumulated deficit on the balance sheet.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

	December 31, 2013	December 31, 2012
Income tax provision at the federal statutory rate	15%	15%
Effect of operating losses	(15)%	(15)%

Changes in the net deferred tax assets consist of the following:

	December 31, 2013	December 31, 2012
Net operating loss carry forward	$79,031	$27,775
Valuation allowance	(79,031)	(27,775)

Net deferred tax asset	$–	$–

A reconciliation of income taxes computed at the statutory rate is as follows:

	December 31, 2013	December 31, 2012
Tax at statutory rate	$11,855	$4,166
Increase in valuation allowance	(11,855)	(4,166)

Net deferred tax asset	$–	$–

The net federal operating loss carry forward will expire between 2026 and 2033. This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

SPEEDSPORT BRANDING, INC.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO AUDITED FINANCIAL STATEMENTS

FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2013 AND 2012

AND THE PERIOD FROM JANUARY 10, 2006 (INCEPTION) TO DECEMBER 31, 2013

NOTE 8. SUBSEQUENT EVENTS

On April 1, 2014, the Company entered into a non-binding Letter of Intent (the “LOI”) with a non-related party, pursuant to which the Company would merge with a private company to be presented by the non-related party (the “Private Company”) pursuant to an Agreement of Merger and Plan of Reorganization (the "Transaction"). The Transaction is subject to the execution of definitive agreements and due diligence by the Company, the non-related party, and the Private Company.

As at the date of this report, there can be no guarantee that a definitive agreement will be concluded or that the Transaction will be completed.

In accordance with ASC 855-10, “Subsequent Events” the Company has analyzed its operations subsequent to December 31, 2013 to the date these financial statements were available to be issued on April 10, 2014 and has determined that other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

