Form 10-Q
period 2014-03-31
SpeedSport Branding, Inc.
filed 2014-04-28
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 for the three month period ended March 31, 2014

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________TO ________

Commission File Number: 333-143672

SpeedSport Branding,, Inc.

(Exact name of small business issuer as specified in its charter)

Nevada	20-4168979
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

There were 16,827,505 shares of the registrant’s common stock, $0.001 par value per share, outstanding on April 25, 2014.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

TABLE OF CONTENTS

Part I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements:	3

	Condensed Balance Sheets at March 31, 2014 (unaudited) and December 31, 2013 (audited)	3

	Condensed Statements of Operations for the three months ended March 31, 2014 and 2013 and the period from January 10, 2006 (Inception) to March 31, 2014 (unaudited)	4

	Condensed Statements of Changes in Stockholders’ Equity for the period from January 10, 2006 (Inception) through March 31, 2014 (unaudited)	5

	Condensed Statements of Cash Flows for the three months ended March 31, 2014 and 2013 and the period from January 10, 2006 (Inception) to March 31, 2014 (unaudited)	6

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

Item 4.	Controls and Procedures	17

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Under Senior Securities	17

Item 4.	Mine Safety Disclosures	17

Item 5.	Other Information	17

Item 6.	Exhibits	18

	Signatures	18

Part I – FINANCIAL INFORMATION

ITEM 1. Condensed Financial Statements.

Speedsport Branding, Inc.

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31,	December 31,
	2014	2013

ASSETS

Current assets
Cash	$50,059	$33,217
Total current assets	50,059	33,217

Property and equipment, net	166,667	176,667

Total Assets	$216,726	$209,884

LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$23,566	$22,466
Line of credit	8,137	8,246
Accrued interest payable	62	91
Accrued payables - related parties	86,224	74,724
Total current liabilities	117,989	105,527

Total Liabilities	117,989	105,527

Stockholders' Equity
Preferred stock, $0.001 par value; 10,000,000 shares authorized; none issued or outstanding	–	–
Common stock, $0.001 par value; 100,000,000 shares authorized; 16,827,505 issued and outstanding	16,828	16,828
Additional paid in capital	1,584,041	1,584,041
Deficit accumulated during the development stage	(1,502,132)	(1,496,512)
Total Stockholders' Equity	98,737	104,357

Total Liabilities and Stockholders' Equity	$216,726	$209,884

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the three months ended March 31,		For the period from January 10, 2006 (Inception) To
	2014	2013	March 31, 2014
Revenue:
Consulting	$–	$18,000	$96,130
Consulting - related party	22,000	–	171,650
Sponsorships	–	–	67,463
Race winnings	–	–	28,358
Lease income	–	–	17,379
Lease income - related party	–	–	42,424
Total revenue	22,000	18,000	423,404

Operating expenses:
Depreciation	10,000	8,000	297,927
General and administrative - related party	–	5,620	271,856
General and administrative	17,366	4,632	1,275,050
Total operating expenses	27,366	18,252	1,844,833
Operating - other:
Gain on asset sales	–	–	32,660

Income (Loss) from operations	(5,366)	(252)	(1,388,769)

Other income (expense):
Interest income	–	–	1,286
Interest expense	(254)	(305)	(114,649)
Total other income (expense)	(254)	(305)	(113,363)

Income (loss) before provision for income taxes	(5,620)	(557)	(1,502,132)

Provision for income tax	–	–	–

Net Income (Loss)	$(5,620)	$(557)	$(1,502,132)

Net loss per share (Basic and fully diluted)	$(0.00)*	$(0.00)*

Weighted average number of common shares outstanding	16,827,505	16,535,838

* Denotes a loss of less than $(0.01) per share.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(Development Stage Company)

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For the period from January 10, 2006 (inception) through March 31, 2014

(unaudited)

				Deficit Accumulated	Total
	Common Stock (1)		Additional	During The	Stock-
		Amount	Paid in	Development	holders'
	Shares	($.001 Par)	Capital	Stage	Equity
Balances at January 10, 2006	–	$–	$–	$–	$–

Shares issued to founders for services at $0.001 per share	10,125,000	10,125	–	–	10,125

Recapitalization	150,000	150	29,850	–	30,000

Net loss	–	–	–	(653,409)	(653,409)

Balances at December 31, 2006	10,275,000	10,275	29,850	(653,409)	(613,284)

Forgiveness of debt - related party	–	–	36,529	–	36,529

Net loss				(322,544)	(322,544)

Balances at December 31, 2007	10,275,000	10,275	66,379	(975,953)	(899,299)

Shares issued in conversion of debt	5,095,983	5,096	1,067,434	–	1,072,530

Shares issued for services at $0.20 per share	25,000	25	4,975	–	5,000

Shares issued for services at $0.20 per share	44,890	45	8,933	–	8,978

Net loss	–	–	–	(132,018)	(132,018)

Balances at December 31, 2008	15,440,873	15,441	1,147,721	(1,107,971)	55,191

Shares issued in conversion of debt	210,000	210	62,790	–	63,000

Net loss	–	–	–	(46,682)	(46,682)

Balances at December 31, 2009	15,650,873	15,651	1,210,511	(1,154,653)	71,509

Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000

Shares issued for services at $0.20 per share	125,000	125	24,875	–	25,000

Net loss	–	–	–	(79,734)	(79,734)

Balances at December 31, 2010	16,025,873	16,026	1,285,136	(1,234,387)	66,775

Shares issued for cash at $0.20 per share	250,000	250	49,750	–	50,000

Shares issued for services at $0.20 per share	161,865	162	32,211	–	32,373

Shares issued for services at $1.25 per share	15,600	16	19,484	–	19,500

Shares issued for services at $0.20 per share	82,500	83	16,418	–	16,500

Net loss	–	–	–	(155,319)	(155,319)

Balances at December 31, 2011	16,535,838	16,536	1,402,999	(1,389,706)	29,829

Net loss	–	–	–	(27,775)	(27,775)

Balances December 31, 2012	16,535,838	16,536	1,402,999	(1,417,481)	2,054

Shares issued for purchase of assets at $0.20 per share	1,000,000	1,000	199,000	–	200,000

Sale of asset in exchange for cancellation of shares at $0.20 per share	(708,333)	(708)	(140,958)	–	(141,666)

Gain on sale of asset to a related party	–	–	123,000	–	123,000

Net loss	–	–	–	(79,031)	(79,031)

Balances December 31, 2013	16,827,505	16,828	1,584,041	(1,496,512)	104,357

Net loss	–	–	–	(5,620)	(5,620)

Balances March 31, 2014	16,827,505	$16,828	$1,584,041	$(1,502,132)	$98,737

(1) As adjusted for a 1 for 5 LLC interest for common share exchange in May 2008.

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

			For the period from
	For the three months years ended		Jan. 10, 2006
	March 31,		(Inception) To
	2014	2013	March 31, 2014
Cash Flows From Operating Activities:
Net Income (Loss)	$(5,620)	$(557)	$(1,502,132)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,000	8,000	297,927
Bad debt (recovery)	–	–	15,000
Stock issued for services	–	–	117,476
(Gain) Loss on asset sales	–	–	(32,660)
Changes in operating assets and liabilities:
Accounts receivable	–	–	(15,000)
Accounts payables	1,100	(2,501)	23,566
Accrued interest	(29)	–	80,594
Accrued payables - related parties	–	(3,885)	3,885
Net cash provided by (used in) operating activities	5,451	1,057	(1,011,344)

Cash Flows From Investing Activities:
Fixed asset purchases	–	–	(11,314)
Fixed asset sales	–	–	148,701
Net cash provided by (used in) investing activities	–	–	137,387

Cash Flows From Financing Activities:
Notes & loans payable - borrowings	283	405	714,170
Notes & loans payable - payments	(392)	(860)	(136,785)
Repayments on related party advances	(43,000)	(12,975)	(1,608,654)
Advances from related parties	54,500	12,975	1,825,285
Bank overdraft	–	(602)	–
Issuance of common stock	–	–	130,000
Net cash provided by (used in) financing activities	11,391	(1,057)	924,016

Net Increase (Decrease) In Cash	16,842	–	50,059

Cash At The Beginning Of The Period	33,217	–	–

Cash At The End Of The Period	$50,059	$–	$50,059

Schedule Of Non-Cash Investing And Financing Activities

Debt converted to capital	$–	$–	$490,000
Interest converted to capital	$–	$–	$76,469
Related party debt converted to capital	$–	$–	$409,061
Assets purchased by issuing related party notes	$–	$–	$486,868
Assets Purchased by issuing Stock	$–	$–	$200,000
Assets purchased by issuing notes	$–	$–	$45,623
Forgiveness of debt - related party	$–	$–	$36,529
Sale of asset to related party for cancellation of stock	$–	$–	$141,666

During 2007, an asset with a net book value of $144,505 was transferred to a related party to settle outstanding debt of $181,034. Upon the transfer, the difference of $36,529 was deemed to be forgiveness of debt and was recorded as an additional paid in capital.

Supplemental Disclosure
Cash paid for interest	$421	$392	$26,574
Cash paid for income taxes	$–	$–	$–

The accompanying notes are an integral part of the financial statements.

Speedsport Branding, Inc.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS (Unaudited)

As of March 31, 2014 and December 31, 2013

For the Three Month Periods Ended March 31, 2014 and 2013,

And For the Period from January 10, 2006 (Inception)

Through March 31, 2014

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

Accounts receivable

The Company reviews accounts receivable periodically for collectability and establishes an allowance for doubtful accounts and records bad debt expense when deemed necessary. Significant management judgment is required to determine the allowance for doubtful accounts. Accounts receivable are charged off against the allowance when collectability is determined to be permanently impaired. At March 31, 2014 and December 31, 2013, the Company had no balance of accounts receivable and consequently no allowance for doubtful accounts.

Property and equipment

Property and equipment are recorded at cost and depreciated under the straight line method over each item's estimated useful life. The Company uses a five year life for racecars, vehicles and furniture and fixtures.

Long-Lived Assets

In accordance with FASB ASC 360, “Property, Plant, and Equipment” which establishes the accounting for impairment of long-lived tangible and intangible assets other than goodwill, the Company reviews for impairment when facts or circumstances indicate that the carrying value of long-lived assets to be held and used may not be recoverable. If such facts or circumstances are determined to exist, an estimate of the undiscounted future cash flows produced by the long-lived asset, or the appropriate grouping of assets, is compared to the carrying value to determine whether impairment exists. If an asset is determined to be impaired, the loss is measured based on various valuation techniques, including the discounted value of estimated future cash flows. The Company reports impairment cost as a charge to operations at the time it is identified. During the three month periods ended March 31, 2014 and 2013 and during the period from January 10, 2006 (inception) to March 31, 2014, the Company determined that there was no impairment of long-lived assets.

Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 825 “Financial Instruments”. The carrying values of its accounts payable, line of credit, accrued interest payable, and accrued payables – related parties approximate fair value due to the short-term maturities of these instruments.

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

FASB ASC 740 also provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. Under FASB ASC 740, the impact of an uncertain tax position on the income tax return may only be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. At March 31, 2014 and December 31, 2013, there were no unrecognized tax benefits.

Net income (loss) per share

The Company utilizes FASB ASC 260, “Earnings per Share.” Basic earnings per share is computed by dividing earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding during the reporting period. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include additional common share equivalents available upon exercise of stock options and warrants using the treasury stock method. Dilutive common share equivalents include the dilutive effect of in-the-money share equivalents, which are calculated based on the average share price for each period using the treasury stock method, excluding any common share equivalents if their effect would be anti-dilutive During the three month periods ended March 31, 2014 and 2013, there were no potentially dilutive shares issued or outstanding.

Products and services, geographic areas and major customers

The Company earns revenue from race purses, race event consulting, the sale of advertising to racing sponsors, and the occasional lease of racecars, but does not separate sales of different activities into operating segments.

The Company had limited revenues in 2014 from a small client base. During the three months ended March 31 2014, the Company earned revenue from one company which was related to the Company.

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

Interim Financial Information

The interim financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) as promulgated in Item 210 of Regulation S-X.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such SEC rules and regulations.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of financial position as of March 31, 2014, results of operations for the three months ended March 31, 2014, and cash flows for the three months ended March 31, 2014, as applicable, have been made.  The results for these interim periods are not necessarily indicative of the results for the entire year.  The accompanying financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Form 10-K.

NOTE 2. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2014	December 31, 2013
Racecars	$200,000	$200,000
Truck and other vehicles	8,090	8,090
	208,090	208,090
Less accumulated depreciation	(41,423)	(31,423)
Total	$166,667	$176,667

The property and equipment is stored at a non-related party’s facility in North Carolina. No rent is charged by the owner as the space required for storage is minimal.

NOTE 3. LINE OF CREDIT

The Company has a line of credit with a bank for $9,600, which is guaranteed by a majority shareholder. Interest on the outstanding balance accrues at 13.75% per annum. As of March 31, 2014 and December 31, 2013, the outstanding balance was $8,137 and $8,246 respectively.

The Company has a line of credit with a related party, which is owned by a majority shareholder, for $450,000, which is secured by Company property. Under the agreement, disbursement of funds is not required and the related party has sole discretion to disburse any funds. The related party has agreed to advance up to $100,000, per each request of advance, if needed, as of March 31, 2014. Any amounts advanced accrue interest at 10% per annum and principal and interest are due at the end of each quarter. As of March 31, 2014 and December 31, 2013, there was no balance outstanding on this line of credit.

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

On December 31, 2008, the Company issued 44,890 shares of common stock valued at approximately $8,978 to a related party, the Company’s president, in payment of services rendered.

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

During the three months ended March 31, 2013, the Company incurred management fees payable to a related party, a company owned by a majority shareholder, in the amount of $5,620. There were no management fees incurred for the three months ended March 31, 2014.

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

As of March 31, 2014, the Company owed a related party, a company owned by a majority shareholder, $86,224.

NOTE 5. STOCKHOLDERS’ EQUITY TRANSACTIONS (NON-RELATED PARTY)

Preferred Shares

The Company is authorized to issue 10,000,000 shares of preferred stock with such designations, voting and other rights ad preferences as may be determined by the Board of Directors. As of March 31, 2014 and December 31, 2013, there were no preferred shares issued or outstanding.

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

NOTE 6. GOING CONCERN

The Company has suffered recurring losses from operations which raises substantial doubt about the Company’s ability to continue as a going concern. Continued losses could cause the Company to be unable to continue in the racing industry or to meet debt obligations. The Company believes that racing requires significant capital outlays on a continual basis to successfully fund operations, but with adequate funding that profitable operations can be achieved. Without proper capitalization the Company could discontinue operations. The Company has generated no significant operating revenue during the three months ended March 31, 2014 and 2013, but are making efforts to attract financing for operations and anticipates generating more revenue in the next 12 months, and more specifically during the racing season from February through November, through increased racing activities, event consulting and sponsorships. The Company's assets are very specialized, and any value recovery should the Company cease operations may be minimal, and insufficient to meet debt obligations.

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

In accordance with ASC 855-10, “Subsequent Events”, the Company has analyzed its operations subsequent to March 31, 2014 to the date these financial statements were issued on April 25, 2014, and has determined that, other than as disclosed above, it does not have any material subsequent events to disclose in these financial statements.

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

Description of Business:

Speedsport Branding, Inc. (the “Company”, “SpeedSport” or “we”) is a development stage company operating as a small motorsports organization which was organized in 2006 to participate in the IMSA TUDOR United Sports Car Racing series (“TUDOR”) sanctioned events (formerly known as the Grand-Am Rolex Series) in Grand Touring (“GTD”) based road racing events. The TUDOR United Sport Car Racing series was established in 1999 to organize, sanction, and sponsor professionally race prepared “Sports Car” automobile road racing in North America. We participate in the “TUDOR Series GTD” and additional sanctioned IMSA events using TUDOR Series GTD (Grand Touring-Daytona) race-prepared production based automobiles. We participated in four road racing events in 2006, five in 2007, nine races in 2008, two races in 2012 and expect several IMSA sanctioned events in 2014.

In 2012, we attended and provided consulting services at United Sports Car Racing series road racing events at Road America in Elk Harte Lake, Wisconsin and in the inaugural Brickyard Grand Prix at Indianapolis Motor Speedway. We received associated sponsorship and consulting income from marketing partners and clients for both events in 2012. In 2014, we expect to compete in several IMSA Super Trofeo racing events in North America.

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

Also in June of 2013, we acquired a 2012 Ford BOSS Mustang R (the "Mustang") from Rick Ware Racing (‘RWR”) for a purchase price of $200,000. We paid the $200,000 by issuing 1 million shares of our common stock to Rick Ware Racing   The Mustang is compliant with the new technical rules and is able to compete in races sanctioned by the TUDOR United Sports Car Series.

We will decide in the future whether to lease a racecar or to enter the vehicle we have purchased from RWR. In the past, and possibly in the future, we intend to lease our race cars for TUDOR United Sports Car Racing events. This could be from outside vendors or from P-1.

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

We have conducted limited operations to date and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our business plans. We received consulting income during periods in which we have not entered in racing events. In 2013, most of our income was generated from providing consulting services. For 2014, we expect to generate both consulting and sponsorship income.

We had limited revenues in the three months ended March 31, 2014 and 2013. In the three months ended March 31, 2014, all of our revenues was derived from related party consulting income.

Revenue is expected to be derived from the sale of advertising space from sponsors on each vehicle we enter in a United Sports Car race and from winning a share of cash purses that are provided by TUDOR event sponsors. In addition, we intend to utilize professionally race prepared Sports Cars to provide marketing and public relations services to clients desiring to use our racing sports cars to market their products or services by having our vehicles promote their brand by carrying their logo. However, we have had no advertisers, sponsors or public relations clients to date, and there are no present commitments from advertisers, sponsors, or public relations clients. There can be no assurance that we will be able to obtain any such advertising revenue, sponsorships or public relations clients in the future. We have conducted limited operations to date, and our operations will continue to be limited until such time as we are able to obtain additional funds to carry out our overall business plans.

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

For the next fiscal year, management estimates that the cost of operating the business will continue to require additional capital of up to One Hundred Twenty Five Thousand dollars ($125,000) consisting of: $5,000 for primary support personnel and drivers registration and licenses required for entry in select sanctioned racing events; $10,000 for travel and lodging consisting of ground and air travel expenses, rental cars fees, local bus transportation and hotel expenses; $3,000 for marketing and promotion; $20,000 for legal and accounting; $5,000 for engineers and consultants; $30,000 for replacement parts, $15,000 for fuels, lubricants and tires; $7,000 for event day racecar tractor and transporter rental; $15,000 for service of all of the Companies unsecured debt, and $15,000 in miscellaneous expenses consisting of specialty vinyl and lettering services and apparel for competition vehicles, crew members and drivers expenses; fees for utilization of tracks for testing, non- race day fuel and tires, potential marketing costs for sponsors admission fees credentials and hosting costs. If we are able to obtain additional funding, we will be unable to enter additional United Sports Car racing events, obtain various types of equipment, hire, on a consultative basis, engineers and professionals that we will need to enter events, and to purchase the replacement parts that we may need in the event of mechanical failures throughout a racing event.

Three Months Ended March 30, 2014 Compared to the Three Months Ended March 30, 2013

Revenues

Total revenues for the three months ended March 30, 2014 were $22,000 compared to $18,000 for the same period ending March 30, 2013, representing an increase of 18% from the same period in 2013.  The increase in revenue for the quarter was due to an increase in industry related party consulting revenue for the quarter.

Operating Expenses

Operating expenses for the three months ended March 30, 2014 were $27,366 compared to $18,252 for the same period ended March 30, 2013, an increase of 33%. The increase was due to an increase in general and administrative expenses, specifically legal expenses, and a slight increase depreciation expenses.

Other Income (expense)

Other income (expense) for the three months ended March 30, 2014 was ($254) broadly similar to the ($305) for the three month period ended March 30, 2013.

Net Loss

Net loss for the three months ended March 30, 2014 was $(5,620) compared to a net loss of ($557) for the same period ended March 30, 2013 due to the factors discussed above.

Cash Flows for the Three Months Ended March 30, 2014 Compared to the Three Months Ended March 30, 2013.

Net cash generated by operating activities for the three months ended March 30, 2014 was $5,451 compared to $1,057 generated by operating activities in the three months ended March 30, 2013. During the three months ended March 30, 2014, the Company recognized a loss of $5,620 which was offset for cash flow purposes by $10,000 of non-cash expenses and an increase in accounts payable of $1,100. By comparison during the three months ended March 31, 2013, the Company recognized a loss of $557 which was offset for cash flow purposes by $8,000 of non-cash expenses and increased by a $6,386 reduction in accounts payable and accrued payables – related parties.

No cash flow was used in or generated from investing activities during the three month periods ended March 30, 2014 or 2013.

Net cash provided by financing activities was $11,391 for the three months ended March 30, 2014, compared to $(1,057) used in financing activities for the same period of 2013. During the three months ended March 31, 2014 we received a net of $11,500 by way of advances from related parties while in the three months ended March 31, 2013 we made net repayments of $455 in notes and loans payable and $602 in respect of a bank overdraft.

There was a net increase in cash of $16,842 for the three months ended March 30, 2014, as compared to no net change in cash for the same period in 2013.

Stockholder Matters

Stockholders’ equity was $98,737 on March 31, 2014, or $ 0.006 per share outstanding.  As of December 31, 2013, stockholders’ equity was $104,357 or $ 0.006 per share outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company incurred a net loss of $5,620 and used cash in operating activities of $5,451 during the three months ended March 31, 2014.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  As of March 31, 2014, the Company had assets that exceeded liabilities by $98,737.

The Company’s current source of funds is capital raised for its operations and advances from a related party company. The Company will continue to explore other sources of capital to expand and fund its current operations.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

ITEM 3. Defaults Upon Senior Securities.

None

ITEM 4. Item 4. Mine Safety Disclosures

Not applicable

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

Date: April 25, 2014	/s/ Roy C. Montgomery
Name: Roy C. Montgomery
Title: President and Chief Executive Officer

Date: April 25, 2014	/s/ Timothy J. Koziol
Name: Timothy J. Koziol,
Title: Chief Financial and Accounting Officer

