Form 10-Q
period 2014-06-30
CannLabs, Inc.
filed 2014-08-14
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from         ______________    to   ______________

Commission file number:	333-155318

CANNLABS, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-4168979
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

3888 E. Mexico Avenue
Denver, CO 80210
(Address of principal executive offices) (Zip Code)

(303) 309-0105
(Registrant’s telephone number, including area code)

SpeedSport Branding, Inc., 111 Sunrise Center Drive, Thomasville, NC 27360
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  65,539,704 shares of common stock outstanding at August 14, 2014.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CannLabs, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$277,619	$-
Accounts Receivable	80,262	-
Prepaid expenses	64,957	-
Due from stockholders	-	200

TOTAL CURRENT ASSETS	422,838	200

PROPERTY AND EQUIPMENT
Equipment	134,393	-
Furniture and fixtures	13,261	-
Leasehold Improvements	161,886	-
Assets under capital lease	727,784	-
	1,037,324	-
Less: accumulated depreciation	91,875	-
	945,449	-
OTHER ASSETS
Prepaid expenses	71,389	-
Deposits	12,088	-
	83,477	-

TOTAL ASSETS	$1,451,764	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,676	$-
Deferred revenue	50,253	-
Obligations under capital leases	189,997	-
Notes payable - stockholders	158,800	-

TOTAL CURRENT LIABILITIES	761,726	-

LONG-TERM LIABILITIES
Obligations under capital leases, net of current portion	393,817	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at June 30, 2014	500	-

Common stock $.001 par value; 200,000,000 shares authorized, 65,539,704 shares issued and outstanding at June 30, 2014 and 54,000,000 shares issued and outstanding at December 31, 2013	65,540	54,000

Additional paid in capital	671,830	(53,800)

Accumulated deficit	(441,649)	-

STOCKHOLDERS’ EQUITY BEFORE NON CONTROLLING INTEREST	296,221	200

Non controlling interest in variable interest entity	-	-

TOTAL COMPANY STOCKHOLDERS’ EQUITY	296,221	200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,764	$200

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Operations

 For the Three Months and Six Months Ended June 30, 2014

(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2014
REVENUES	$270,220	$382,493

COST OF REVENUES	138,628	194,161

GROSS PROFIT	131,592	188,332

OPERATING EXPENSES
General and administrative	229,367	316,153
Payroll	135,622	173,303
Sales and Marketing	130,304	159,684
Total operating expenses	495,293	649,140

LOSS BEFORE OTHER EXPENSE	(363,701)	(460,808)

OTHER INCOME (EXPENSE)
Interest income	9	9
Interest expense	(4,552)	(9,552)
Total other expenses	(4,543)	(9,543)

NET LOSS	(368,244)	(470,351)

NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING VARIABLE INTEREST ENTITY	-	28,702

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(368,244)	$(441,649)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,307,941	55,153,970

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Non Controlling Interest	Total
Balance December 31, 2013 (Audited)	-	$-	54,000,000	$200	-	$-	$-	$-	$-	$200

Recapitalization	-	-	-	53,800	-	-	(53,800)	-	-	-

Adjusted balance, December 31, 2013	-	-	54,000,000	54,000	-	-	(53,800)	-	-	200

Acquisition of Variable Interest Entity	-	-	-	-	-	-	-	-	28,702	28,702

Acquisition of Treasury stock, at cost	-	-	(3,855,600)	-	3,855,600	-	-	-	-	-

Conversion of note payable stockholder into common stock	-	-	3,855,600	-	(3,855,600)	-	100,000	-	-	100,000

Common stock issued upon merger	-	-	6,244,704	6,245	-	-	(6,245)	-	-	-

Common stock issued for pre-paid service expense	-	-	5,295,000	5,295	-	-	132,375	-	-	137,670

Sale of convertible preferred stock	500,000	500	-	-	-	-	499,500	-	-	500,000

Net loss	-	-	-	-	-	-	-	(441,649)	(28,702)	(470,351)

Balance June 30, 2014 (Unaudited)	500,000	$500	65,539,704	$65,540	-	$-	$671,830	$(441,649)	$-	$296,221

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(470,351)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	59,138
Officer compensation from conversion of loan receivable, stockholder	13,770
(Increase) decrease in assets, net of effect of Variable Interest Entity:
Accounts receivable	(80,262)
Prepaid expenses	5,413
Deposits	(8,581)
Increase in liabilities, net of effect of Variable Interest Entity:
Accounts payable and accrued expenses	347,753
Deferred revenue	46,805

Net cash used in operating activities	(86,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from stockholders	200
Purchase of equipment	(228,836)
Cash acquired in Variable Interest Entity	54,394

Net cash used in investing activities	(174,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible preferred stock	500,000
Repayments of obligations under capital leases	(120,624)
Proceeds from note payable - stockholders	158,800

Net cash provided by financing activities	538,176

NET INCREASE IN CASH	277,619

CASH - BEGINNING OF YEAR	-

CASH - END OF PERIOD	$277,619

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-

Interest paid	$10,865

Obligations under capital leases for assets under capital leases	$628,611

Conversion of notes payable into common stock	$100,000

Issuance of common stock for prepaid service expense	$137,670

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On June 12, 2014, CannLabs, Inc. (the “Company”), formerly Speedsport Branding, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Carbon Bond Holdings, Inc. (“Carbon Bond”) and CLB Acquisition Corp., the Company’s newly-formed wholly-owned subsidiary (“Acquisition Sub”). Upon the closing of the transaction contemplated under the Merger Agreement (“Merger”), Acquisition Sub merged into and with Carbon Bond, and Carbon Bond, as the surviving corporation, became a wholly-owned subsidiary of the Company.

Pursuant to the terms and conditions of the Merger Agreement, (i) each share of Carbon Bond common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive one share of the Company’s common stock. Accordingly, an aggregate of 59,295,000 shares of the Company’s common stock were issued to the holders of Carbon Bond’s common stock.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by the Company for the net monetary assets of Carbon Bond, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, the Company, are those of the legal acquiree Carbon Bond, which are considered to be the accounting acquirer.

Carbon Bond, a Colorado “S” Corporation was formed on October 21, 2013 for the purpose of providing administrative services and licensing proprietary software for CannLabs, Inc. a privately held “S” Corporation (“CannLabs Colorado”), which is a stand-alone cannabis testing laboratory in Denver, Colorado owned by related parties.  Carbon Bond had no operations until January 1, 2014.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2014, Carbon Bond entered into an asset transfer agreement with CannLabs Colorado, whereby Carbon Bond acquired all of the assets and liabilities of CannLabs Colorado, except for the Retail Marijuana Conditional License.   Since Carbon Bond and CannLabs Colorado are commonly managed, the assets and liabilities were transferred at their carrying amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  The following table summarizes CannLabs Colorado’s assets and liabilities transferred as of January 1, 2014:

January 1,
2014

Assets:
Cash	$54,394
Prepaid expenses	4,089
Stockholder’s loan	13,770
Fixed assets, net	147,141
Deposit	3,507
Total assets	$222,901

Liabilities:
Accounts payable and accrued expenses	$14,923
Deferred revenue	3,448
Obligations under capital leases	75,828
Notes payable - stockholder	100,000
Total liabilites	$194,199

Net assets	$28,702
Less: Consideration	-

Non controlling interest - variable interest entity	$28,702

On April 1, 2014, Carbon Bond formally entered into an administrative services and software licensing agreement with CannLabs Colorado with an effective date of January 1, 2014.  The administrative services agreement requires CannLabs Colorado to pay a monthly fee consisting of certain expenses paid by Carbon Bond for the prior month plus 15%.  The software licensing agreement requires CannLabs Colorado to pay a monthly fee of $10,000 to Carbon Bond for the use of certain software.

CannLabs – Connecticut, Inc. (“CannLabs – CT”) was formed on May 15, 2014 as a Nevada corporation for the purpose of licensing a laboratory in Connecticut, and is owned by two of the majority stockholders of CannLabs, Inc.  On July 31, 2014, Carbon Bond formally entered into an administrative services and software licensing agreement with CannLabs - CT with an effective date of May 15, 2014.  The administrative services agreement requires CannLabs - CT to pay a monthly fee consisting of certain expenses paid by Carbon Bond for the prior month plus 15%.  The software licensing agreement requires CannLabs - CT to pay a monthly fee of $10,000 to Carbon Bond for the use of certain software, once CannLabs – CT begins generating revenue.

CannLabs – Nevada, INC. (“CannLabs – NV”) was formed on May 15, 2014 as a Nevada corporation for the purpose of licensing a laboratory in Nevada, and is owned by two of the stockholders of CannLabs, Inc.  On July 31, 2014, Carbon Bond formally entered into an administrative services and software licensing agreement with CannLabs - NV with an effective date of May 15, 2014.  The administrative services agreement requires CannLabs - NV to pay a monthly fee consisting of certain expenses paid by Carbon Bond for the prior month plus 15%.  The software licensing agreement requires CannLabs - NV to pay a monthly fee of $10,000 to Carbon Bond for the use of certain software, once CannLabs – NV begins generating revenue.

According to the requirements of FASB ASC 810 Consolidation, Carbon Bond has evaluated its relationship with CannLabs Colorado, CannLabs – CT, and CannLabs - NV, and has concluded that, CannLabs Colorado, CannLabs – CT and CannLabs – NV are variable interest entities  for accounting purposes.  As a result of the contractual arrangements, which enable Carbon Bond to manage CannLabs Colorado, CannLabs – CT and CannLabs – NV (collectively, the “VIEs”), Carbon Bond is the primary beneficiary of the VIEs.  Accordingly, Carbon Bond adopted the provisions of FASB ASC 810 and will consolidate the VIEs.  The Statements of Operations for the three and six months ended June 30, 2014 reflect the operations of the VIEs.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As Carbon Bond is the primary beneficiary of the VIEs, which qualify as variable interest entities, the assets and liabilities and revenues and expenses of the VIEs have been included in the accompanying consolidated financial statements.  As of June 30, 2014 and for the three and six months then ended, the VIEs had assets of $80,262, liabilities of $84,276, revenues of $270,220 and $356,283, and operating expenses of $274,000 and $389,000.  The assets include balances due from CannLabs, Inc.  These intercompany receivables and transactions are eliminated upon consolidation of the VIEs with CannLabs, Inc.

Basis of Presentation

The accompanying consolidated financial statements of CannLabs, Inc and its VIEs (collectively the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America.  All intercompany transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.

Comprehensive Income

The Company follows FASB ASC 220 in reporting comprehensive income.  Comprehensive income is a more inclusive financial reporting methodology that includes disclosure of certain financial information that historically has not been recognized in the calculation of net income.  The Company has no items of other comprehensive income (loss), therefore comprehensive income (loss) is equal to net income (loss).

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and notes payable - stockholders.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses and notes payable - stockholders approximate fair value, because of their short maturity.

Concentration of Credit Risk Involving Cash

The Company may have deposits with a financial institution which at times exceed Federal Depository Insurance (“FDIC”) coverage.  The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounts Receivable

Trade accounts receivable are reported at the amount management expects to collect from outstanding balances.  Differences between the amount due and the amount management  expects to collect are reported in the results of operations in the period in which those differences are determined, with an offsetting entry to a valuation allowance for trade accounts receivable.  Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable.

The normal credit terms extended to customers are 30 days. The Company reviews all receivables that exceed terms and establishes an allowance for doubtful accounts, if necessary, based on management’s assessment of the collectability of trade and other receivables.  A considerable amount of judgment is required in assessing the amount of the allowance.  The Company considers the historical level of credit losses, makes judgments about the credit worthiness of each customer based on ongoing credit evaluations and monitors current economic trends that might impact the level of credit losses in the future.

As of June 30, 2014, allowances for doubtful accounts were $0.  Allowances charged for doubtful accounts amounted to $0 for the six months ended June 30, 2014.

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets from three to seven years except for leasehold improvements and assets under capital leases which are depreciated over the remaining lease term. Maintenance and repairs of property are charged to operations, and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.  Depreciation of property and equipment was $43,042 and $59,138 for the three and six months ended June 30, 2014.  For the three and six months ended June 30, 2014, $41,699 and $57,368 was included in cost of sales and $1,343 and $1,770 was included in general and administrative expenses.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 “Property, Plant, and Equipment.”  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value asset.

In May 2014, a piece of equipment with carrying value of approximately $31,475 as of June 30, 2014, was taken out of service due to better technology being obtained.  Management has determined that they will attempt to sell the equipment through advertising in the used equipment marketplace and that the fair value approximates the carrying value.  The equipment will be sold when an appropriate buyer has been located, which is expected to occur within one year.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), The Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods or services, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from laboratory tests in three ways.  For samples presented without a bulk or twelve month contract, revenue is recognized upon completion of the testing.  Customers with bulk contracts have three months to use a predetermined number of tests.  Revenue is recognized for these contracts on a pro rata basis, based on the number of tests used versus the number of tests allowed.  Twelve month contracts require prepayment monthly for the succeeding month.  Revenue is recognized based on the monthly payment required for the month in which the tests are performed.  Because tests may not be carried over to subsequent months, the monthly revenue is recognized in full in the appropriate month.

Income Taxes

Effective April 19, 2010, CannLabs Colorado elected, by unanimous consent of its stockholders, to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code.  Effective October 21, 2013, Carbon Bond elected, by unanimous consent of its stockholders, to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code.  A majority of the states where Carbon Bond is conducting business also recognize Subchapter “S” status for income tax purposes. Carbon Bond does not pay federal and state income taxes on its taxable income. Instead, the stockholders are liable for individual federal and state income taxes on their respective shares of Carbon Bond’s taxable income or have included their respective shares of Carbon Bond’s net operating loss in their individual income tax returns.

On May 27, 2014, Carbon Bond elected by unanimous consent of its stockholders to be treated as a “C” corporation under the Internal Revenue Code.

The Company follows FASB Accounting Standards Update (“ASU”) No. 2009-06, Income Taxes (Topic 740): Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities Taxes. FASB ASC 740 prescribes guidance for the financial statement recognition, measurement, and disclosure of uncertain tax positions.  Tax positions must meet a more-likely-than-not recognition threshold.

As of January 1, 2014, the Company had no unrecognized tax benefits and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the six months ended June 30, 2014, and there was no accrual for uncertain tax positions as of June 30, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

Segment Information

The Company is organized and operates as one operating segment.  In accordance with FASB ASC 280, “Segment Reporting,” the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company subject to Board approval.  Since the Company operates in one segment and provides one group of similar services, all financial segment and service line information required by FASB ASC 280 can be found in the consolidated financial statements.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development expenses for the three and six months ended June 30, 2014 were $534 and $534.

Advertising Expenses

Advertising expenses, which include general advertising, printed materials and trade shows are expensed as incurred.  Advertising expenses for the three and six months ended June 30, 2014 were $10,716 and $15,822.

Recently Adopted Accounting Pronouncements

As of June 30, 2014 and for the six months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of June, 30 2014, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – CAPITAL LEASES

The Company leases various laboratory equipment under capital leases.  The economic substance of the leases are that the Company is financing the acquisition of the assets through leases, and accordingly, they are recorded on the Company’s books as assets and liabilities.

The following is an analysis of the leased assets included in property and equipment at June 30, 2014:

Machinery and equipment	$727,784
Less: Accumulated depreciation	62,085

	$665,699

	Three Months	Six Months
	Ended	Ended
	June 30, 2014	June 30, 2014
Depreciation Expense	$27,321	$37,679

The following is a schedule of future minimum payments required under the lease together with their present values as of June 30, 2014:

		Total

	2014	$119,386
	2015	230,797
	2016	228,715
	2017	86,643

Total minimum lease payments		665,541

Total amount representing interest		81,727

Present value of minimum lease payments		$583,814

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – NOTES PAYABLE – STOCKHOLDERS

In January 2014, Carbon Bond assumed a note payable for $100,000 to one stockholder.  The note bears interest at 10% per annum, is unsecured, and has no formal repayment terms.

In January 2014, the Company issued notes payable in the total amount of $58,800 to two stockholders.  The notes are non-interest bearing, are unsecured, and have no formal repayment terms.

In March 2014, the Company issued a note payable for $100,000 to a stockholder.  The note bears interest at 10% and has no formal repayment terms.  On June 10, 2014, the note payable –stockholder was converted into 71.4 shares of the Carbon Bond’s common stock. Upon the stock split 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 5).

NOTE 4 – CONVERTIBLE PREFERRED STOCK

Upon the closing of the Merger, the Company, pursuant to a Securities Purchase Agreement (the “Securities Purchase Agreement”) issued to an accredited investor 500,000 shares of the Company’s 8% Series A Convertible Preferred Stock (the “Series A Preferred Shares”) at an original issue price of $1.00 per share (the “Original Issue Price”) and warrants to purchase 20,000,000 shares of the Company’s common stock (the “Warrants”) for an aggregate purchase price of $500,000. The shares of common stock underlying the Series A Preferred Shares and Warrants are subject to a registration rights agreement (the “Registration Rights Agreement”) under which the Company is obligated to seek registration of such shares within 60 days of the closing of the private placement, however, there are no penalties under the Registration Rights Agreement unless the Registration Statement is not effective within 120 days of the closing of the private placement.

Since management believes that it is remote that Company will not register such shares within 120 days  of the closing of the private placement, the Company has not accrued any penalties as of June 30, 2014 in accordance with FASB ASC 450.

In accordance with FASB ASC 480 and 815, the Series A Preferred Shares have been classified as permanent equity and was valued at $500,000 at June 12, 2014.   Since the Series A Preferred Shares have been classified as equity, the embedded conversion option would be clearly and closely related to it and would not need to be bifurcated in accordance with FASB ASC 815.  The Warrants associated with the Series A Preferred Shares were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the Warrants from the Series A Preferred Shares.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The Series A Preferred Shares have a preference in liquidation equal to one times the Original Issue Price, plus all accrued and unpaid dividends on each share of Series A Preferred Stock to be paid out of assets available for distribution prior to holders of common stock and thereafter, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the Series A Preferred Shares on an as-if-converted-basis.  The Series A Preferred Shares shall vote together with the Common Stock on an as-converted basis, and not as a separate class.

The holders of Series A Preferred Shares will, at any time, be entitled to convert each Series A Preferred Share into shares of common stock at a conversion price of $0.01664 per share. The Series A Preferred Shares contain provisions that protect their holders against dilution by adjustment of the purchase price in certain events such as stock dividends, stock splits and other similar events.

As of June 30, 2014, the value of the cumulative 8% dividends was $1,973.  The Series A Preferred Shares cumulative dividend will be paid when and if declared by the Board of Directors and prior and in preference to payment of any dividends on the common stock, and accordingly have not been recorded in the Company’s financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

On June 10, 2014, two majority shareholders surrendered 35.7 (pre-split) shares each of Carbon Bond common stock, which was recorded as Treasury Stock at no cost.

On June 10, 2014, Carbon Bond converted a $100,000 note payable into 71.4 shares of Carbon Bond common stock which were issued from Treasury Stock. Upon the stock split of 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 3).

On June 10, 2014, Carbon Bond effected a 54,000 to 1 stock split.  As a result of the stock split, the outstanding shares of common stock issued and outstanding increased from 1,000 shares to 54,000,000 shares.  Concurrent with the stock split, the Carbon Bond increased its authorized number of common shares from 1,000 to 100,000,000.  As a result all of the shares of common stock were retroactively adjusted.

On June 10, 2014, Carbon Bond issued 5,295,000 shares to directors, board members, officers, employees, and consultants.  The shares were valued at $137,670, fair value, were recorded as prepaid expenses, and are being expensed over the vesting terms for directors, board members, officers and employees and over the term of the contract for consultants.

NOTE 6 – STOCK OPTIONS AND WARRANTS

The Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“2014 Plan”) effective June 12, 2014.  Under the 2014 Plan, the Company is authorized to grant options to purchase up to 4,000,000 shares of the Company’s common stock to any officer, other employee, or director of, or any consultant or other independent contractor who provides services to the Company.  The 2014 Plan is intended to permit stock options granted to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2014 Plan, which are not intended to qualify as Incentive Stock Options are deemed to be non-qualified options (Non-Statutory Stock Options”).  As of June 30, 2014, no options to purchase shares of common stock have been issued under the 2014 Plan.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

The 2014 Plan is administered by the Board or its compensation committee, which determines the persons to whom awards will be granted, the number of awards to be granted, and the specific terms of each grant, including the vesting thereof, subject to the terms of the 2014 Plan.

In connection with Incentive Stock Options, the exercise price of each option may not be less than 100% of the fair market value of the common stock on the date of the grant (or 110% of the fair market value in the case of a grantee holding more than 10% of the outstanding stock of the Company).

The following table summarizes the activities for warrants issued for the six months ended June 30, 2014:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance as of December 31, 2013	-	$-

Granted	20,000,000	0.15
Exercised	-	-
Expired	-

Balance as of June 30, 2014	20,000,000	$0.15

Exercisable, at June 30 2014	20,000,000	$0.15

Weighted Average Remaining Life,
Exercisalbe, June 30, 2014 (years)	5.0

OPERATING LEASES

For the three and six months ended June 30, 2014, total rent expense under leases amounted to $5,625 and $8,775.  At June 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

2014	$11,850
2015	24,300
2016	25,500
2017	13,050

$74,700

NOTE 5 – SUBSEQUENT EVENTS

On July 14, 2014, two officers of the Company returned 1,500,000 shares each to the Company.

On July 14, 2014, the Company appointed a new Chief Executive Officer and entered into a three year employment agreement with the individual.  As part of his employment agreement, the Company issued 3 million shares of the Company’s common stock, which vest 50% on January 1, 2016 and quarterly over the remaining initial three year term.  The stock is valued at $6 million, fair value, and will be expensed over the vesting term.

On July 21, 2014, an employee ceased employment with the Company and forfeited 100,000 shares of unvested common stock.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

On July 28, 2014, the Company issued 200,000 stock options to an employee, which will be valued using the Black-Scholes Option Pricing Model and will be expensed over the vesting term.

Upon the closing of the Merger, the Company entered into a Note Purchase Agreement with an accredited investor (the “Note Purchase Agreement”), pursuant to which the investor agreed to purchase up to $750,000 of senior secured convertible promissory notes (the “Senior Secured Notes”) in a series of three closings to occur on August 15, 2014, September 15, 2014 and October 15, 2014.  On July 28, 2014, the Company issued a senior secured convertible promissory note in the amount of $250,000, in accordance with the Note Purchase Agreement, which bears interest at 8% per annum.  In connection with the Note Purchase Agreement, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement. In addition, the subsidiary of the Company, Carbon Bond entered into a Subsidiary Guarantee in favor of the Buyer, which provides the accredited investor with an additional security interest.

On August 1, 2014, the Company entered into a sixty four month lease for a property in Hartford, Connecticut. The lease requires annual rental of $61,233, which increases annually.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history, our ability to attract and retain qualified personnel, our dependence on third party contractors who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in this quarterly report on Form 10-Q and in our Report on Form 8-K/A filed with the Securities and Exchange Commission on August 14, 2014.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing.  Except as required by law, we assume no duty to update or revise our forward-looking statements.

Overview

The Company was incorporated as a Nevada corporation on January 10, 2006 for the purpose of designing and modifying motorsport racecars for its own use, providing race consulting services to other race teams and competing in organized racing events.  On June 12, 2014, the Company’s wholly-owned subsidiary Carbon Bond Holdings, Inc. (“Carbon Bond”) merged into the Company and the Company changed its name from “Speedsport Branding, Inc.” to “CannLabs, Inc.”

            Carbon Bond was formed as a Colorado limited liability company on October 21, 2013 and subsequently elected to be treated as a subchapter “S” corporation. Carbon Bond was converted into a Colorado corporation on May 27, 2014. CannLabs, Inc., a Colorado corporation (“CannLabs Colorado”), was formed on April 19, 2010. CannLabs Colorado is a stand-alone cannabis testing laboratory and the first state certified lab in the country. Under Colorado law, the holders of licenses for marijuana related businesses must be residents of the State of Colorado, or all of the owners of an entity must be Colorado residents.  Accordingly, the license for CannLabs Colorado is held by CannLabs Colorado whose owners are our Founder and President, Genifer Murray, and our Chief Operating Officer and Chief Strategist, Steve Kilts, both of whom are Colorado residents. Carbon Bond maintains the Software WorkFlow System and Customer Portal that is utilized by CannLabs Colorado in the operation of the lab. Carbon Bond also provides certain administrative services for CannLabs Colorado, including but not limited to, accounting, personnel, billing and recordkeeping through an Administrative Services Agreement. Although the Company is prohibited from owning CannLabs Colorado directly, it derives revenue in the form of licensing fees and administrative fees under the License Agreement and the Administrative Services Agreement, which are fees not tied to revenue or net income. In the future, the Company may open labs in other states which it owns directly if permitted by local regulations or may operate under a similar structure to CannLabs Colorado.

It is our mission to create a safe cannabis industry by providing the leading cloud-based solution for testing, consulting and analytics.  With laboratories as the core business, we expect to expand our services to include consulting, web-based applications, education and other facets of the cannabis industry that we expect to evolve as this industry continues to mature.  We are developing a strategic plan to create a presence in the various states as they begin to legalize marijuana for medical and/or recreational usage.  We currently service CannLabs Colorado in Denver, Colorado and have announced plans to expand into Connecticut.

 Strategic Outlook

As the cannabis industry expands across the country, regulations regarding the testing of cannabis are also evolving. We believe that there will be a strong demand for qualified laboratories to perform the testing.  Additionally, we believe that the producers of cannabis and cannabis products will be seeking assistance to provide them with solutions in order to be able to meet expected state mandated requirements.  We also feel that the consumers will want to know what products are safe and meet their requirements for dosage and other factors.  We believe that state authorities will also be seeking guidance on how to develop testing processes that will nurture the industry, while keeping it safe.

We believe that we are positioned as the leading solutions provider with intellectual property, proprietary cloud-based analytics and scientific methods to serve the cannabis industry. This comprehensive data program, exclusive to all of our clients, offers distinct advantages to growers, dispensaries and edible makers. It not only offers fast, consistent and accurate test results but also provides comparable industry research and information which can be used to make business decisions affecting product outcomes, quality and safety.

We have been at the forefront of educating the public and advising government sources. As more states legalize marijuana for various uses, we expect our position in the market to continue to grow. In addition, we facilitate quality assurance information to the public by providing a resource map on the customer’s website. This tool allows consumers to recognize and easily locate facilities that stock products both tested and certified by CannLabs Colorado.

Our software development team seeks to leverage technology to improve the efficiency of laboratory and scientific processes, deliver business intelligence to the cannabis retail space, and to connect consumers and patients with dispensaries that carry CannLabs’ certified products.

We have developed a proprietary laboratory and analytics platform that optimizes laboratory processes through instrument integration, data validation, and the real time delivery of certified test results. The laboratory and analytics platform also provides our customers with cloud based access to their test results, detailed reporting, and analytics. Continued development on the laboratory and analytics platform will focus on providing technology to improve the efficiency of laboratory processes and to deliver new analytical tools to our customers.

We intend to develop a mobile application and web platform to connect consumers and patients with dispensaries and other cannabis retailers. The mobile application and web platform will allow consumers and patients to search for CannLabs’ certified products that meet their needs. The mobile application and website will allow consumers and patients to find products that have a desired cannabinoid profile, consumption method, or strain. The mobile and web platform will be geographically aware so that a consumer or patient can be connected with nearby dispensaries that carry the desired product. The mobile application and website will utilize data delivered via Application Program Interfaces (“APIs”) exposed by the CannLabs’ laboratory and analytics platform. Utilizing the data generated by the CannLabs’ laboratory and analytics platform gives us a unique ability to connect cannabis consumers and retailers.

Results of Operations

Three Months Ended June 30, 2014

The following discussion analyzes our results of operations for the three months ended June 30, 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the three months ended June 30, 2014, we generated revenues of $270,220.  We incurred a net loss of $368,244 for the three months ended June 30, 2014.

Cost of Revenues

For the three months ended June 30, 2014, cost of revenues was $138,628.   The costs are comparable to the level of revenue generated.

General and Administrative

We incurred general and administrative expenses of $229,367 for the three months ended June 30, 2014.  The primary expenses were related to professional fees and subcontracting, as well as costs to build the business infrastructure.

Payroll

For the three months ended June 30, 2014, payroll expense other than those payroll expenese included in cost of revenues and sales and marketing was $135,622.  These costs relate to hiring additional staff to support the increase in revenue.

Sales and Marketing

We incurred sales and marketing expenses of $130,304 for the three months ended June 30, 2014.  The majority of these costs relate to the development of the website and trade shows.

Interest expense

For the three months ended June 30, 2014, interest expense was $4,552.  This was a result of the loans issued by two shareholders to sustain the company’s operations.

Six Months Ended June 30, 2014

The following discussion analyzes our results of operations for the six months ended June 30, 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the six months ended June 30, 2014, we generated revenues of $382,493.  We incurred a net loss of $470,351 for the six months ended June 30, 2014.

Cost of Revenues

For the six months ended June 30, 2014, cost of revenues was $194,161.   The costs are comparable to the level of revenue generated.

General and Administrative

We incurred general and administrative expenses of $316,153 for the six months ended June 30, 2014.  The primary expenses were related to professional fees and subcontracting, as well as costs to build the business infrastructure.

Payroll

For the six months ended June 30, 2014, payroll expense other than those payroll expenses included in cost of revenues and sales and marketing was $173,303.  These costs relate to hiring additional staff to support the increase in revenue.

Sales and Marketing

We incurred sales and marketing expenses of $159,684 for the six months ended June 30, 2014.  The majority of these costs relate to the development of the website and trade shows.

Interest expense

For the six months ended June 30, 2014, interest expense was $9,552.  This was a result of the loans issued by two shareholders to sustain the company’s operations.

Cash Flows

Cash used for operating activities during the six months ended June 30, 2014 was $86,315. This resulted from the net loss of $470,351 offset by increases in accounts payable and deferred revenue.

Cash used in investing activities during the six months ended June 30, 2014 was $174,242.  During the six months ended June 30, 2014, the Company was continuing to expand its laboratory to meet the new regulatory testing requirements.

During the six months ended June 30, 2014, cash provided by financing activities was $538,176.  This resulted from the issuance of stockholders notes payable to fund the Company’s ongoing operations as well as the issuance of convertible preferred stock.

Liquidity and Capital Resources

As of August 14, 2014, we had cash resources of approximately $70,000.  Our revenues have continued to increase, however, we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

Since our inception, we have focused on developing and implementing our business plan.  We believe that our existing cash resources will be sufficient to sustain our operations during the next twelve months.  However, we currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our business, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing of, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. As of August 14, 2014, we raised $500,000 through a private placement, $408,800 through the issuance of notes payable and are to receive an additional $250,000 on September 15, 2014 and October 15, 2015. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to establish laboratories in states nationwide.  Moreover there can be no assurance that even if we achieve our goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Contractual Obligations

At June 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

	Less Than	One to	Three to
	1 Year	Three Years	Five Years	Total
Maturities of Notes Payable	$158,800	$-		$158,800

Capital Leases	94,930	488,884		583,814

Operating Leases	11,850	62,850	-	74,700

Purchase Obligations	-	-	-	-

	$265,580	$551,734	$-	$817,314

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Consolidated Financial Statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), The Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods or services, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from laboratory tests in three ways.  For samples presented without a bulk or twelve month contract, revenue is recognized upon completion of the testing.  Customers with bulk contracts have three months to use a predetermined number of tests.  Revenue is recognized for these contracts on a pro rata basis, based on the number of tests used versus the number of tests allowed.  Twelve month contracts require prepayment monthly for the succeeding month.  Revenue is recognized based on the monthly payment required for the month in which the tests are performed.  Because tests may not be carried over to subsequent months, the monthly revenue is recognized in full in the appropriate month.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2014 that has materially affected or likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not a party to any pending legal proceeding nor is its property subject to any pending legal proceeding that is not in the ordinary course of business or otherwise material to the financial condition of its business. Further, to the knowledge of management, no director or executive is party to any action in which any has an interest adverse to us.

ITEM1A. RISK FACTORS.

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10.1	Form of Administrative Services Agreement

10.2	Form of Technology License Agreement

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CANNLABS, INC.

Date:	August 14, 2014	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer (Duly authorized officer and principal financial officer)

