Form 10-Q/A
period 2014-06-30
CannLabs, Inc.
filed 2014-10-10
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
  (Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing”), is to respond to comments received from the Securities and Exchange Commission (the “Commission”) relative to its financial statements for the period ended June 30, 2014 and its Management Discussion and Analysis of Financial Condition and Results of Operations as a result of the Commission’s review of the Original Filing.

No changes have been made to the Original Filing other than to add the information as described above. This Amendment should be read in conjunction with the Original Filing. This Amendment speaks as of the date of the Original Filing, does not reflect events that may have occurred after the date of the Original Filing and does not modify or update in any way the disclosures made in the Original Filing, except as required to reflect the revisions discussed above.

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CannLabs, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$277,619	$-
Accounts Receivable	80,262	-
Prepaid expenses	64,957	-
Due from stockholders	-	200

TOTAL CURRENT ASSETS	422,838	200

PROPERTY AND EQUIPMENT
Equipment	134,393	-
Furniture and fixtures	13,261	-
Leasehold Improvements	161,886	-
Assets under capital lease	727,784	-
	1,037,324	-
Less: accumulated depreciation	91,875	-
	945,449	-
OTHER ASSETS
Prepaid expenses	71,389	-
Deposits	12,088	-
	83,477	-

TOTAL ASSETS	$1,451,764	$200

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$364,649	$-
Deferred revenue	50,253	-
Obligations under capital leases	189,997	-
Notes payable - stockholders	158,800	-

TOTAL CURRENT LIABILITIES	763,699	-

LONG-TERM LIABILITIES
Obligations under capital leases, net of current portion	393,817	-

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at June 30, 2014	500	-

Common stock $.001 par value; 200,000,000 shares authorized, 65,539,704 shares issued and outstanding at June 30, 2014 and 54,000,000 shares issued and outstanding at December 31, 2013	65,540	54,000

Additional paid in capital	671,830	(53,800)

Accumulated deficit	(142,607)	-

STOCKHOLDERS’ EQUITY BEFORE NON CONTROLLING INTEREST	595,263	200

Non controlling interest in variable interest entity	(301,015)	-

TOTAL COMPANY STOCKHOLDERS’ EQUITY	294,248	200

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,764	$200

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Operations

 For the Three Months and Six Months Ended June 30, 2014

(Unaudited)

	For the Three	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2014
REVENUES	$270,220	$382,493

COST OF REVENUES	138,628	194,161

GROSS PROFIT	131,592	188,332

OPERATING EXPENSES
General and administrative	229,367	316,153
Payroll	135,622	173,303
Sales and Marketing	130,304	159,684
Total operating expenses	495,293	649,140

LOSS BEFORE OTHER EXPENSE	(363,701)	(460,808)

OTHER INCOME (EXPENSE)
Interest income	9	9
Interest expense	(4,552)	(9,552)
Total other expenses	(4,543)	(9,543)

NET LOSS	(368,244)	(470,351)

NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING VARIABLE INTEREST ENTITY	179,780	329,717

ACCRUED PREFERRED DIVIDENDS	(1,973)	(1,973)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLEDERS	$(190,437)	$(142,607)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$0.00	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,307,941	55,153,970

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2014

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Paid in Capital	Accumulated Deficit	Non Controlling Interest	Total
Balance December 31, 2013 (Audited)	-	$-	54,000,000	$200	-	$-	$-	$-	$-	$200

Recapitalization	-	-	-	53,800	-	-	(53,800)	-	-	-

Adjusted balance, December 31, 2013	-	-	54,000,000	54,000	-	-	(53,800)	-	-	200

Acquisition of Variable Interest Entity	-	-	-	-	-	-	-	-	28,702	28,702

Acquisition of Treasury stock, at cost	-	-	(3,855,600)	-	3,855,600	-	-	-	-	-

Conversion of note payable stockholder into common stock	-	-	3,855,600	-	(3,855,600)	-	100,000	-	-	100,000

Common stock issued upon merger	-	-	6,244,704	6,245	-	-	(6,245)	-	-	-

Common stock issued for pre-paid service expense	-	-	5,295,000	5,295	-	-	132,375	-	-	137,670

Sale of convertible preferred stock	500,000	500	-	-	-	-	499,500	-	-	500,000

Accrued preferred dividends	-	-	-	-	-	-	-	(1,973)	-	(1,973)

Net loss	-	-	-	-	-	-	-	(140,034)	(329,717)	(473,035)

Balance June 30, 2014 (Unaudited)	500,000	$500	65,539,704	$65,540	-	$-	$671,830	$(142,607)	$(301,015)	$294,248

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014

(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(470,351)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	59,138
Officer compensation from conversion of loan receivable, stockholder	13,770
(Increase) decrease in assets, net of effect of Variable Interest Entity:
Accounts receivable	(80,262)
Prepaid expenses	5,413
Deposits	(8,581)
Increase in liabilities, net of effect of Variable Interest Entity:
Accounts payable and accrued expenses	347,753
Deferred revenue	46,805

Net cash used in operating activities	(86,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from stockholders	200
Purchase of equipment	(228,836)
Cash acquired in Variable Interest Entity	54,394

Net cash used in investing activities	(174,242)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible preferred stock	500,000
Repayments of obligations under capital leases	(120,624)
Proceeds from note payable - stockholders	158,800

Net cash provided by financing activities	538,176

NET INCREASE IN CASH	277,619

CASH - BEGINNING OF YEAR	-

CASH - END OF PERIOD	$277,619

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-

Interest paid	$10,865

Obligations under capital leases for assets under capital leases	$628,611

Conversion of notes payable into common stock	$100,000

Issuance of common stock for prepaid service expense	$137,670

Accrued dividends	$1,973

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

Consulting and research and development revenue are recognized on a straight line basis over the term of the contract.

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

Cost of Revenues

For the three months ended June 30, 2014, cost of revenues was $138,628.  This was a result of additional labor and supplies needed to support the increase in revenue.

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

Sales and Marketing

We incurred sales and marketing expenses of $130,304 for the three months ended June 30, 2014.  The majority of these costs relate to the development of the website to draw customers to our website and trade shows.

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

Cost of Revenues

For the six months ended June 30, 2014, cost of revenues was $194,161.    This resulted from additional labor and supplies needed to support the increase in revenue.

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

Sales and Marketing

We incurred sales and marketing expenses of $159,684 for the six months ended June 30, 2014.  The majority of these costs relate to the development of the website to draw customers to our website and trade shows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS

10.1
Form of Administrative Services Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 14, 2014)

10.2
Form of Technology License Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 filed with the SEC on August 14, 2014)

31.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

CANNLABS, INC.

Date:	October 10 , 2014	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer

