Form 10-Q/A
period 2014-06-30
CannLabs, Inc.
filed 2014-11-18
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
  (Amendment No. 2 )

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:   65,439,704 shares of common stock outstanding at August 14, 2014.

EXPLANATORY NOTE

The purpose of this Amendment No. 2 (the “Amendment”) to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014, filed with the Securities and Exchange Commission on August 14, 2014 (the “Original Filing”), is to respond to comments received from the Securities and Exchange Commission (the “Commission”) relative to its financial statements for the period ended June 30, 2014 and its Management Discussion and Analysis of Financial Condition and Results of Operations as a result of the Commission’s review of the Original Filing and to reclassify certain prepaid expenses to contra-equity and interest expense in cost of sales to interest expense .

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

PART I - FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

CannLabs, Inc. and Subsidiaries

Consolidated Balance Sheets

	June 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS	(Restated)	(Restated)

CURRENT ASSETS
Cash	$277,619	$54,394
Accounts Receivable	80,262	-
Prepaid expenses	4,089	4,089
Due from stockholders	-	13,970

TOTAL CURRENT ASSETS	361,970	72,453

PROPERTY AND EQUIPMENT
Equipment	134,393	47,799
Furniture and fixtures	13,261	-
Leasehold Improvements	161,886	32,906
Assets under capital lease	727,784	99,173
	1,037,324	179,878
Less: accumulated depreciation	91,875	32,737
	945,449	147,141

OTHER ASSETS
Deposit	12,088	3,507
	12,088	3,507

TOTAL ASSETS	$1,319,507	$223,101

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$364,649	$14,923
Deferred revenue	50,253	3,448
Obligations under capital leases	189,997	32,305
Notes payable - stockholders	158,800	100,000

TOTAL CURRENT LIABILITIES	763,699	150,676

LONG-TERM LIABILITIES
Obligations under capital leases, net of current portion	393,817	43,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at June 30, 2014	500	-

Common stock, $.001 par value; 200,000,000 shares authorized, 65,539,704 shares issued and outstanding at June 30, 2014 and 100,000,000 shares authorized and 54,000,000 issued and outstanding at December 31, 2013	65,540	54,000

Additional paid in capital	671,096	(53,800)

Deferred compensation	(132,257)	-

Accumulated deficit	(141,873)	-

STOCKHOLDERS’ EQUITY BEFORE NON CONTROLLING INTEREST	463,006	200

Non controlling interest in variable interest entity	(301,015)	28,702

TOTAL COMPANY STOCKHOLDERS’ EQUITY	161,991	28,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,319,507	$223,101

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Operations

 For the Three Months and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	For the Three	For the Three	For the Six	For the Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	(Restated)		(Restated)

REVENUES	$270,220	$47,000	$382,493	$90,092

COST OF REVENUES	136,267	24,324	191,800	41,895

GROSS PROFIT	133,953	22,676	190,693	48,197

OPERATING EXPENSES
General and administrative	229,367	12,686	316,153	28,028
Payroll	135,622	13,782	173,303	25,103
Sales and Marketing	130,304	1,626	159,684	1,883
Total operating expenses	495,293	28,094	649,140	55,014

LOSS BEFORE OTHER EXPENSE	(361,340)	(5,418)	(458,447)	(6,817)

OTHER INCOME (EXPENSE)
Interest income	9	-	9	-
Interest expense	(6,913)	(390)	(11,913)	(884)
Total other expenses	(6,904)	(390)	(11,904)	(884)

NET LOSS	(368,244)	(5,808)	(470,351)	(7,701)

NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	179,780	5,808	329,717	7,701

ACCRUED PREFERRED DIVIDENDS	(1,973)	-	(1,973)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(190,437)	$-	$(142,607)	$-

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$-	$-	$-	$-

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,307,941	54,000,000	55,153,970	54,000,000

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Restated)

For the Six Months Ended June 30, 2014

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional
	Number of		Number of		Number of		Paid in	Deferred	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interest	Total
Balance December 31, 2013 (Audited)	-	$-	54,000,000	$200	-	$-	$-	$-	$-	$28,702	$28,902

Recapitalization	-	-	-	53,800	-	-	(53,800)	-	-	-	-

Adjusted balance, December 31, 2013	-	-	54,000,000	54,000	-	-	(53,800)	-	-	28,702	28,902

Constructive distribution of “S” corporation earnings and contribution of capital	-	-	-	-	-	-	(734)	-	734	-	-

Acquisition of treasury stock, at cost	-	-	(3,855,600)	-	3,855,600	-	-	-	-	-	-

Conversion of note payable stockholder into common stock	-	-	3,855,600	-	(3,855,600)	-	100,000	-	-	-	100,000

Common stock issued upon merger	-	-	6,244,704	6,245	-	-	(6,245)	-	-	-	-

Common stock issued for services	-	-	5,295,000	5,295	-	-	132,375	-	-	-	137,670

Sale of convertible preferred stock	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Deferred compensation	-	-	-	-	-	-	-	(132,257)	-	-	(132,257)

Accrued preferred dividends	-	-	-	-	-	-	-	-	(1,973)	-	(1,973)

Net loss	-	-	-	-	-	-	-	-	(140,634)	(329,717)	(470,351)

Balance June 30, 2014 (Unaudited)	500,000	$500	65,539,704	$65,540	-	$-	$671,096	$(132,257)	$(141,873)	$(301,015)	$161,991

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014

(Unaudited)
(Restated)

	For the Six	For the Six
	Months Ended	Months Ended
	June 30,	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(470,351)	$(7,701)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59,138	6,416
Officer compensation from conversion of loan receivable, stockholder	13,770	-
Deferred compensation	5,413	-
Increase in assets
Accounts receivable	(80,262)	8,420
Deposits	(8,581)	-
Increase in liabilities
Accounts payable and accrued expenses	347,753	2,235
Deferred revenue	46,805	13,818

Net cash (used in) provided by operating activities	(86,315)	23,188

CASH FLOWS FROM INVESTING ACTIVITIES
Due from stockholders	200	-
Purchase of equipment	(228,836)	(1,800)

Net cash used in investing activities	(228,636)	(1,800)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible preferred stock	500,000	-
Repayments of notes payable - stockholders	-	(19,750)
Repayments of obligations under capital leases	(120,624)	(5,140)
Proceeds from note payable - stockholders	158,800	-

Net cash provided by (used in) financing activities	538,176	(24,890)

NET INCREASE (DECREASE) IN CASH	223,225	(3,502)

CASH - BEGINNING OF YEAR	54,394	8,111

CASH - END OF PERIOD	$277,619	$4,609

SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-

Interest paid	$11,140	$494

Obligations under capital leases for assets under capital leases	$628,611	$-

Conversion of notes payable into common stock	$100,000	$-

Prepaid stock for services included in additional paid in capital	$137,670	$-

Constructive distribution of “S” corporation earnings and contribution of capital	$734	$-

Common stock issued upon merger	$6,245	$-

Accrued dividends	$1,973	$-

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

Carbon Bond, a Colorado “S” Corporation was formed on October 21, 2013 for the purpose of providing administrative services and licensing proprietary software for CannLabs, Inc. a privately held “S” Corporation (“CannLabs Colorado”), which is a stand-alone cannabis testing laboratory in Denver, Colorado .  Both Carbon Bond and CannLabs Colorado are commonly managed.   Carbon Bond had no operations until January 1, 2014.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On January 1, 2014, Carbon Bond entered into an asset transfer agreement with CannLabs Colorado, whereby Carbon Bond acquired all of the assets and liabilities of CannLabs Colorado, except for the Retail Marijuana Conditional License.   Since Carbon Bond and CannLabs Colorado are commonly managed, the assets and liabilities were transferred at their carrying amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  In accordance with FASB ASC 250-10-45-21, since Carbon Bond and CannLabs Colorado are commonly managed, the financial statements were retrospectively consolidated for all periods presented. The following table summarizes CannLabs Colorado’s assets and liabilities transferred as of January 1, 201 2 :

Assets:
Cash	$19,258
Accounts receivable	600
Prepaid expenses	1,993
Fixed assets, net	36,587
Deposit	1,425
Total assets	$59,863

Liabilities:
Accounts payable and accrued expenses	$4,583
Obligations under capital leases	29,665
Total liabilites	$34,248

Net assets	$25,615
Less: Consideration	-

Non controlling interest - variable interest entity	$25,615

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

According to the requirements of FASB ASC 810 Consolidation, Carbon Bond has evaluated its relationship with CannLabs Colorado, CannLabs – CT, and CannLabs - NV, and has concluded that, CannLabs Colorado, CannLabs – CT and CannLabs – NV are variable interest entities (“VIEs”)   for accounting purposes.  As a result of the contractual arrangements, which enable Carbon Bond to manage CannLabs Colorado, CannLabs – CT and CannLabs – NV (collectively, the “VIEs”), Carbon Bond is the primary beneficiary of the VIEs.  Accordingly, Carbon Bond adopted the provisions of FASB ASC 810 and consolidate s the VIEs , reflecting the results of the combined entities as of June 30, 2014 and for the three and six months ended June 30, 2014 and 2013, as if the asset transfer agreement entered into with CannLabs Colorado happened retroactively at the earliest period presented.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

As Carbon Bond is the primary beneficiary of the VIEs, the assets and liabilities and revenues and expenses of the VIEs have been included in the accompanying consolidated financial statements.  As of June 30, 2014 and for the three and six months then ended, the VIEs had assets of $80,262, liabilities of $ 381,276 , revenues of $270,220 and $356,283, and net losses of $ 179,780 and $ 329,717 .   As of June 30, 2013 and for the three and six months then ended, the VIEs had assets of $50,225, liabilities of $36,699, revenues of $47,000 and $90,092, and net losses of $5,808 and $7,701.     The liabilities as of June 30, 2014 include balances due to Ca rbon Bond .  These intercompany paya bles and transactions are eliminated upon consolidation of the VIEs with CannLabs, Inc.

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

C oncentration of Credit Risk Involving Cash

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

As of June 30, 2014, allowances for doubtful accounts were $0.  Allowances charged for doubtful accounts amounted to $0 for the three and six months ended June 30, 2014 and 2013 .

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets from three to seven years except for leasehold improvements and assets under capital leases which are depreciated over the remaining lease term. Maintenance and repairs of property are charged to operations, and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.  Depreciation of property and equipment was $43,042 and $59,138 for the three and six months ended June 30, 2014 and $3,253 and $6,416 for the three and six months ended June 30, 2013.    Depreciation included in cost of sales for the three and six months ended June 30, 2014 was $$41,699 and $57,368, and $3,128 and $6,167 for the three and six months ended June 30, 2013.

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

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), t he Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods or services, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from laboratory tests in three ways.  For samples presented without a bulk or twelve month contract, revenue is recognized upon completion of the testing.  Customers with bulk contracts have three months to use a predetermined number of tests.  Revenue is recognized for these contracts on a pro rata basis, based on the number of tests used versus the number of tests allowed.  Twelve month contracts require prepayment monthly for the succeeding month.  Revenue is recognized based on the monthly payment required for the month in which the tests are performed.  Because tests may not be carried over to subsequent months, the monthly revenue is recognized in full in the appropriate month.

Revenue from c onsulting and research and development agreements is generally recognized on a straight line basis over the term of the agreement . When the agreements contain more than one deliverable, the Company allocates revenue to separate elements under the agreement based on relative selling prices in accordance with FASB ASC 605-25.

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

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

On May 27, 2014, Carbon Bond elected by unanimous consent of its stockholders to be treated as a “C” corporation under the Internal Revenue Code.   As of May 27, 2014, Carbon Bond had an accumulated deficit of $734.  In accordance with Staff Accounting Bulletin (“SAB”) Topic 4:B the accumulated deficit of the “S” corporation is treated as a constructive distribution of the “S” corporation earnings and a subsequent contribution of capital, therefore, the accumulated deficit of $734 was reclassified to additional paid in capital.

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

As of January 1, 2014, the Company had no unrecognized tax benefits and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three and six months ended June 30, 2014 and 2013 , and there was no accrual for uncertain tax positions as of June 30, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development expenses for the three and six months ended June 30, 2014 were $534 and $534 and $0 for the three and six months ended June 30, 2013.

Advertising Expenses

Advertising expenses, which include general advertising, printed materials and trade shows are expensed as incurred.  Advertising expenses for the three and six months ended June 30, 2014 were $10,716 and $15,822 and $590 and $1,145 for the three and six months ended June 30, 2013.

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

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – RESTATEMENT

The Company corrected errors for the three and six months ended June 30, 2014, relative to its classification of income and losses between the variable interest entities and the Company.  In addition, the Company also corrected an error relative to the classification of the accumulated deficit of Carbon Bond as an “S” corporation prior to electing to become a “C” corporation.  In accordance with Staff Accounting Bulletin (“SAB”) Topic 4:B the accumulated deficit of the “S” corporation is treated as a constructive distribution of the “S” corporation earnings and a subsequent contribution of capital, therefore, the accumulated deficit of $734 was reclassified to additional paid in capital.

The Company also reclassified deferred compensation in the amount of $132,257 from prepaid expenses to the contra equity account deferred compensation.

The Company accrued dividends on its preferred stock of $1,973 for the three and six months ended June 30, 2014 as well.

The following are tables and descriptions of the corrections by line item as of June 30, 2014 and for the three and six months then ended.

	June 30, 2014	Correction	June 30, 2014

	(As Originally		(Restated)
	Reported)
CURRENT ASSETS
Cash	$277,619	$-	$277,619
Accounts receivable	$80,262		80,262
Prepaid expenses	64,957	(60,868)	4,089
Due from stockholders	-	-	-

TOTAL CURRENT ASSETS	422,838	(60,868)	361,970

OTHER ASSETS
Prepaid expenses	71,389	(71,389)	-
Deposit	12,088	-	12,088
	83,477	(71,389)	12,088

TOTAL ASSETS	$1,451,764	$(132,257)	$1,319,507

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$362,676	$1,973	$364,649
Deferred revenue	50,253	-	50,253
Obligations under capital leases	189,997	-	189,997
Notes payable - stockholders	158,800	-	158,800

TOTAL CURRENT LIABILITIES	761,726	1,973	763,699
STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at June 30, 2014	500	-	500

Common stock $.001 par value; 200,000,000 shares authorized, 65,539,704 shares issued and outstanding at June 30, 2014	65,540	-	65,540

Additional paid in capital	671,830	(734)	671,096

Deferred compensation	-	(132,257)	(132,257)

Accumulated deficit	(441,649)	299,776	(141,873)

STOCKHOLDERS’ EQUITY BEFORE NON CONTROLLING INTEREST	296,221	166,785	463,006

Non controlling interest in variable interest entity	-	(301,015)	(301,015)

TOTAL COMPANY STOCKHOLDERS’ EQUITY	296,221	(134,230)	161,991

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,451,764	(132,257)	$1,319,507

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – RESTATEMENT (Continued)

	For the Three		For the Three	For the Six		For the Six
	Months Ended		Months Ended	Months Ended		Months Ended
	June 30,		June 30,	June 30,		June 30,
	2014	Correction	2014	2014	Correction	2014
	(As Originally		(Restated)	(As Originally		(Restated)
	Reported)			Reported)
NET LOSS	(368,244)	$-	$(368,244)	(470,351)	$-	$(470,351)

NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	-	179,780	179,780	28,702	301,015	329,717

ACCRUED PREFERRED DIVIDENDS	-	(1,973)	(1,973)	-	(1,973)	(1,973)

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(368,244)	$177,807	$(190,437)	$(441,649)	$(301,015)	$(142,607)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)		$(0.00)	$(0.01)		$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	56,307,941	-	56,307,941	55,153,970	-	55,153,970

	Convertible
	Preferred		Common		Treasury
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid in	Deferred	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interest	Total

Balance June 30, 2014 (Unaudited) (As originally reported)	500,000	$500	65,539,704	$65,540	-	$-	$671,830	$-	$(441,649)	$-	$296,221

Correction of allocation loss between VIE and Company	-	-	-	-	-	-	-	-	301,015	(301,015)	-

Correction of constructive distribution of “S” corporation earnings and contribution of capital	-	-	-	-	-	-	(734)	-	734	-	-

Deferred compensation	-	-	-	-	-	-	-	(132,257)	-	-	(132,257)

Accrued preferred dividends	-	-	-	-	-	-	-	-	(1,973)	-	(1,973)

Balance June 30, 2014 (Unaudited) (Restated)	500,000	$500	65,539,704	$65,540	-	$-	$671,096	$(132,257)	$(141,873)	$(301,015)	$161,991

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – RESTATEMENT (Continued)

	For the Six		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2014	Correction	2014
	(As originally		(Restated)
	Reported)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(470,351)	$-	$(470,351)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	59,138		59,138
Officer compensation from conversion of loan receivable, stockholder	13,770		13,770
Deferred compensation	-	5,413	5,413
Increase in assets
Accounts receivable	(80,262)		(80,262)
Prepaid expenses	5,413	(5,413)	-
Deposits	(8,581)		(8,581)
Increase in liabilities
Accounts payable and accrued expenses	347,753		347,753
Deferred revenue	46,805		46,805

Net cash used in operating activities	(86,315)	-	(86,315)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from stockholders	200		200
Purchase of equipment	(228,836)		(228,836)
Cash acquired from Variable Interest Entity	54,394	(54,394)	-

Net cash used in investing activities	(174,242)	(54,394)	(228,636)

NET INCREASE IN CASH	277,619	(54,394)	223,225

CASH - BEGINNING OF YEAR	-	54,394	54,394

CASH - END OF PERIOD	$277,619	$-	$277,619

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – CAPITAL LEASES

The Company leases various laboratory equipment under capital leases.  The economic substance of the leases are that the Company is financing the acquisition of the assets through leases, and accordingly, they are recorded on the Company’s books as assets and liabilities.

The following is an analysis of the leased assets included in property and equipment at June 30, 2014:

	June 30, 2014	December 31, 2013
Machinery and equipment	$727,784	$99,173
Less: Accumulated depreciation	62,085	24,406

	$665,699	$74,767

	Three Months	Six Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2014	June 30, 2014	June 30, 2013	June 30, 2013
Depreciation Expense	$27,321	$37,679	$2,598	$5,196
$
The following is a schedule of future minimum payments required under the lease together with their present values as of June 30, 2014:

		June 30, 2014

	2014	$119,386
	2015	230,797
	2016	228,715
	2017	86,643

Total minimum lease payments		665,541

Total amount representing interest		81,727

Present value of minimum lease payments		$583,814

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

In January 2014, Carbon Bond assumed a note payable for $100,000 to one stockholder.  The note bears interest at 10% per annum, is unsecured, and has no formal repayment terms.

In January 2014, the Company issued notes payable in the total amount of $58,800 to two stockholders.  The notes are non-interest bearing, are unsecured, and have no formal repayment terms.

In March 2014, the Company issued a note payable for $100,000 to a stockholder.  The note bears interest at 10% and has no formal repayment terms.  On June 10, 2014, the note payable –stockholder was converted into 71.4 shares of the Carbon Bond’s common stock. Upon the stock split 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 6 ).

NOTE 5 – CONVERTIBLE PREFERRED STOCK

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

In accordance with FASB ASC 480 and 815, the Series A Preferred Shares have been classified as permanent equity and were valued at $500,000 at June 12, 2014.   Since the Series A Preferred Shares have been classified as equity, the embedded conversion option would be clearly and closely related to it and would not need to be bifurcated in accordance with FASB ASC 815.  The Warrants associated with the Series A Preferred Shares were also classified as equity, in accordance with FASB ASC 480-10-25.  Therefore it is not necessary to bifurcate the Warrants from the Series A Preferred Shares.

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

As of June 30, 2014, the value of the cumulative 8% dividends was $1,973, which was accrued.  The Series A Preferred Shares cumulative dividend will be paid when and if declared by the Board of Directors and in preference to payment of any dividends on the common stock.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – STOCKHOLDERS’ EQUITY

On June 10, 2014, two majority shareholders surrendered 3,855,600 ( 35.7 pre-split) shares each of Carbon Bond common stock, which was recorded as Treasury Stock at no cost.

On June 10, 2014, Carbon Bond converted a $100,000 note payable into 71.4 shares of Carbon Bond common stock which were issued from Treasury Stock. Upon the stock split of 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 4 ).

On June 10, 2014, Carbon Bond effected a 54,000 to 1 stock split.  As a result of the stock split, the outstanding shares of common stock issued and outstanding increased from 1,000 shares to 54,000,000 shares.  Concurrent with the stock split, Carbon Bond increased its authorized number of common shares from 1,000 to 100,000,000.  As a result all of the shares of common stock were retroactively adjusted.

On June 10, 2014, Carbon Bond issued 5,295,000 shares to directors, board members, officers, employees, and consultants.  The shares were valued at $137,670, fair value, were recorded as a contra-equity account , and are being expensed over the vesting terms for directors, board members, officers and employees and over the term of the contract for consultants. These shares will vest between June 10, 2014 and June 12, 2017.

NOTE 7 – STOCK OPTIONS AND WARRANTS

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

NOTE 7 – STOCK OPTIONS AND WARRANTS (Continued)

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

The following table summarizes the activities for warrants issued for the six months ended June 30, 2014:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance as of December 31, 2013	-	$-

Granted	20,000,000	0.15
Exercised	-	-
Expired	-

Balance as of June 30, 2014	20,000,000	$0.15

Exercisable, at June 30 2014	20,000,000	$0.15

Weighted Average Remaining Life,
Exercisable , June 30, 2014 (years)	5.0

NOTE 8 - OPERATING LEASES

For the three and six months ended June 30, 2014, total rent expense under leases amounted to $5,625 and $8,775.   For the three and six months ended June 30, 2013, total rent expense under leases amounted to $2,135 and $5,351.   At June 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

June 30, 2014
2014	$11,850
2015	24,300
2016	25,500
2017	13,050

$74,700

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 9 – SUBSEQUENT EVENTS

On July 14, 2014, two officers of the Company surrendered 1,500,000 shares each to the Company , which were recorded as treasury stock at no cost .

On July 14, 2014, the Company appointed a new Chief Executive Officer and entered into a three year employment agreement with the individual.  As part of his employment agreement, the Company issued 3,000,000 shares of the Company’s common stock, which vest 50% on January 1, 2016 and quarterly over the remaining initial three year term.  The stock is valued at $ 6,000,000 , fair value, expensed over the vesting term , and the prepaid portion is reflected as a contra-equity account .

On July 21, 2014, an employee ceased employment with the Company and forfeited 100,000 shares of unvested common stock and $2,600 was removed from the contra-equity account and $72 of expense was reversed .

On July 28, 2014, the Company issued 200,000 stock options to an employee, which will be valued using the Black-Scholes Option Pricing Model and will be expensed over the vesting term.

Upon the closing of the Merger, the Company entered into a Note Purchase Agreement with an accredited investor (the “Note Purchase Agreement”), pursuant to which the investor agreed to purchase up to $750,000 of senior secured promissory notes (the “Senior Secured Notes”) in a series of three closings to occur on August 15, 2014, September 15, 2014 and October 15, 2014.  On July 28, 2014, the Company issued a senior secured promissory note in the amount of $250,000, in accordance with the Note Purchase Agreement, which bears interest at 8% per annum.  In connection with the Note Purchase Agreement, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement. In addition, the subsidiary of the Company, Carbon Bond entered into a Subsidiary Guarantee in favor of the Buyer, which provides the accredited investor with an additional security interest.

On August 1, 2014, the Company entered into a sixty four month lease for a property in Hartford, Connecticut. The lease requires annual rental of $61,233, which increases annually.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This report contains “forward-looking statements” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation.   All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

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

Carbon Bond was formed as a Colorado limited liability company on October 21, 2013 and subsequently elected to be treated as a subchapter “S” corporation. Carbon Bond was converted into a Colorado corporation on May 27, 2014. CannLabs, Inc., a Colorado corporation (“CannLabs Colorado”), was formed on April 19, 2010. CannLabs Colorado is a stand-alone cannabis testing laboratory and the first state certified lab in the country. Under Colorado law, the holders of licenses for marijuana related businesses must be residents of the State of Colorado, or all of the owners of an entity must be Colorado residents.  Accordingly, the license for CannLabs Colorado is held by CannLabs Colorado whose owners are our Founder and President, Genifer Murray, and our Chief Technology Officer and Chief Information Officer , Steve Kilts, both of whom are Colorado residents. Carbon Bond maintains the Software WorkFlow System and Customer Portal that is utilized by CannLabs Colorado in the operation of the lab. Carbon Bond also provides certain administrative services for CannLabs Colorado, including but not limited to, accounting, personnel, billing and recordkeeping through an Administrative Services Agreement. Although the Company is prohibited from owning CannLabs Colorado directly, it derives revenue in the form of licensing fees and administrative fees under the License Agreement and the Administrative Services Agreement, which are fees not tied to revenue or net income. In the future, the Company may open labs in other states which it owns directly if permitted by local regulations or may operate under a similar structure to CannLabs Colorado.

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

Results of Operations

Three Months Ended June 30, 2014 and 2013

The following discussion analyzes our results of operations for the three months ended June 30, 2014 and 2013 . The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the three months ended June 30, 2014, we generated revenues of $270,220 an increase of $223,220 from $47,000 for the three months ended June 30, 2103 .   The increase in revenue resulted from mandated testing requirements in Colorado, beginning May 1, 2014.   We incurred a net loss of $368,244 for the three months ended June 30, 2014 compared to net loss of $5,808 for the three months ended June 30, 2013, an increase of $362,436 .

Cost of Revenues

For the three months ended June 30, 2014, cost of revenues was $ 136,267, compared to $24,324 for the three months ended June 30, 2013, an increase of $111,943 .  This was a result of additional labor and supplies needed to support the increase in revenue.

General and Administrative

We incurred general and administrative expenses of $ 229,367 for the three months ended June 30, 2014 an increase of $216,681 from $12,686 for the three months ended June 30, 2013 .  The primary expenses were related to professional fees and subcontracting, as well as costs to build the business infrastructure.

Payroll

For the three months ended June 30, 2014, payroll expense other than those payroll expen s es not included in cost of revenues and sales and marketing was $135,622 compared to $13,782 for the three months ended June 30, 2013, an increase of $121,840 .  These costs relate to hiring additional administrative staff to support the increase in revenue.

Sales and Marketing

We incurred sales and marketing expenses of $130,304 for the three months ended June 30, 2014 an increase of $128,678 from $1,626 for the three months ended June 30, 2013 .  The majority of these costs relate to the development of the website to draw customers to our website and costs for trade shows.

Interest expense

For the three months ended June 30, 2014, interest expense was $ 6,913 compared to $390 for the three months ended June 30, 2013, an increase of $6,523 .  This was a result of the loans issued by two shareholders to sustain the company’s operations.

Six Months Ended June 30, 2014 and 2013

The following discussion analyzes our results of operations for the six months ended June 30, 2014 and 2013 . The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the six months ended June 30, 2014, we generated revenues of $382,493 an increase of $292,401 from $90,092 for the six months ended June 30, 2013.  The increase in revenue resulted from mandated testing requirements in Colorado, beginning May 1, 2014.  We incurred a net loss of $470,351 for the six months ended June 30, 2014 compared to net loss of $7,701 for the six months ended June 30, 2013, an increase of $462,650.

Cost of Revenues

For the six months ended June 30, 2014, cost of revenues was $191,800, compared to $41,895 for the three months ended June 30, 2013, an increase of $149,905.  This was a result of additional labor and supplies needed to support the increase in revenue.

General and Administrative

We incurred general and administrative expenses of $316,153 for the six months ended June 30, 2014 an increase of $288,125 from $28,028 for the six months ended June 30, 2013.  The primary expenses were related to professional fees and subcontracting, as well as costs to build the business infrastructure.

Payroll

For the six months ended June 30, 2014, payroll expense other than those payroll expenses not included in cost of revenues and sales and marketing was $173,303 compared to $25,103 for the six months ended June 30, 2013, an increase of $148,200.  These costs related to hiring additional administrative staff to support the increase in revenue.

Sales and Marketing

We incurred sales and marketing expenses of $159,684 for the six months ended June 30, 2014 an increase of $157,801 from $1,883 for the six months ended June 30, 2013.  The majority of these costs relate to the development of the website to draw customers to our website and the costs of trade shows.

Interest expense

For the six months ended June 30, 2014, interest expense was $11,913 compared to $884 for the six months ended June 30, 2013, an increase of $11,029.  This was a result of the loans issued by two shareholders to sustain the company’s operations.

Cash Flows

Cash used for operating activities during the six months ended June 30, 2014 was $86,315 compared to cash provided by operating activities of $23,188 for the same period in 2013, an increase in cash used of $109,503 . This resulted from the net loss of $470,351 offset by increases in accounts payable and deferred revenue.

Cash used in investing activities during the six months ended June 30, 2014 was $ 228,636, an increase of $226,836 from $1,800 for the six months ended June 30, 2013 . During the six months ended June 30, 2014, the Company was continuing to expand its laboratory to meet the new regulatory testing requirements.

During the six months ended June 30, 2014, cash provided by financing activities was $538,176 , compared to cash used in financing activities of $24,890 for the six months ended June 30, 2013, an increase in cash provided by financing activities of $563,066 .  This resulted from the issuance of stockholders notes payable to fund the Company’s ongoing operations as well as the issuance of convertible preferred stock.

Liquidity and Capital Resources

As of August 14, 2014, we had cash resources of approximately $70,000.  Our revenues have continued to increase, however, we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank .    We have financed certain equipment through capital leases .

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete our business plan, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. As of August 14, 2014, we raised $500,000 through a private placement, $408,800 through the issuance of notes payable and are to receive an additional $250,000 on September 15, 2014 and October 15, 2015. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to establish laboratories in states nationwide.  Moreover there can be no assurance that even if we achieve our goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Contractual Obligations

At June 30, 2014, the Company was obligated under various contractual arrangements for property as follows:

	Less Than	One to	Three to
	1 Year	Three Years	Five Years	Total
Maturities of Notes Payable	$158,800	$-		$158,800

Capital Leases	189,997	393,817		583,814

Operating Leases	11,850	62,850	-	74,700

Purchase Obligations	-	-	-	-

	$360,647	$456,667	$-	$817,314

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

Revenue Recognition

In accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition (Codified in FASB ASC 605), t he Company will recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods or services, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company will generally recognize revenue from laboratory tests in three ways.  For samples presented without a bulk or twelve month contract, revenue is recognized upon completion of the testing.  Customers with bulk contracts have three months to use a predetermined number of tests.  Revenue is recognized for these contracts on a pro rata basis, based on the number of tests used versus the number of tests allowed.  Twelve month contracts require prepayment monthly for the succeeding month.  Revenue is recognized based on the monthly payment required for the month in which the tests are performed.  Because tests may not be carried over to subsequent months, the monthly revenue is recognized in full in the appropriate month.

Revenue from consulting and research and development agreements is generally recognized on a straight line basis over the term of the agreement.  When the agreements contain more than one deliverable, the Company allocates revenue to separate elements under the agreement based on relative selling prices in accordance with FASB ASC 605-25.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure , because of the material weakness described below .

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements would not be prevented or detected.  A material weakness in the Company’s internal controls exists in that there is limited segregation of duties amongst the Company’s employees with respect to the Company’s preparation and review of the Company’s financial statements.  This material weakness is a result of the Company’s limited number of personnel in the financial reporting department.  This material weakness may affect management’s ability to effectively review and analyze elements of the financial statement closing process and prepare financial statements in accordance with U.S. GAAP.

There has been no change in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended June 30, 2014 that has materially affected or is likely to materially affect, our internal control over financial reporting.

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

CANNLABS, INC.

Date:	November 18 , 2014	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer

