Form 10-Q
period 2014-09-30
CannLabs, Inc.
filed 2014-11-18
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  65,439,704 shares of common stock outstanding at November 14, 2014.

CannLabs, Inc. and Subsidiaries
Consolidated Balance Sheets

	September 30, 2014	December 31, 2013
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$63,710	$54,394
Accounts Receivable	113,465	-
Prepaid expenses	80,253	4,089
Due from stockholders	-	13,970

TOTAL CURRENT ASSETS	257,428	72,453

PROPERTY AND EQUIPMENT
Equipment	170,833	47,799
Furniture and fixtures	14,565	-
Leasehold Improvements	194,435	32,906
Assets under capital lease	754,834	99,173
	1,134,667	179,878
Less: accumulated depreciation	171,110	32,737
	963,557	147,141

OTHER ASSETS
Deposit	37,394	3,507
	37,394	3,507

TOTAL ASSETS	$1,258,379	$223,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$502,069	$14,923
Deferred revenue	96,475	3,448
Obligations under capital leases	190,186	32,305
Notes payable - stockholders	158,800	100,000

TOTAL CURRENT LIABILITIES	947,530	150,676

LONG-TERM LIABILITIES
Notes payable - stockholders	500,000	-
Obligations under capital leases, net of current portion	344,702	43,523
	844,702	43,523

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at September 30, 2014	500	-

Common stock, $.001 par value; 200,000,000 shares authorized, 65,439,704 shares issued and outstanding at September 30, 2014 and 54,000,000 shares issued and outstanding at December 31, 2013	65,440	54,000

Additional paid in capital	6,679,634	(53,800)

Deferred Compensation	(5,700,362)

Accumulated deficit	(820,662)	-

STOCKHOLDERS’ EQUITY BEFORE NON CONTROLLING INTEREST	224,550	200

Non controlling interest in variable interest entities	(758,403)	28,702

TOTAL COMPANY STOCKHOLDERS’ EQUITY (DEFICIT)	(533,853)	28,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,258,379	$223,101

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries
Consolidated Statements of Operations
 For the Three Months and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the Three	For the Three	For the Nine	For the Nine
	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
REVENUES	$473,624	$79,295	$856,117	$169,387

COST OF REVENUES	290,549	32,767	482,349	74,662

GROSS PROFIT	183,075	46,528	373,768	94,725

OPERATING EXPENSES
General and administrative (1)	425,575	35,410	741,728	63,438
Administrative payroll (2)	644,748	18,264	818,051	43,367
Sales and marketing	212,894	749	372,578	2,632
Total operating expenses	1,283,217	54,423	1,932,357	109,437

LOSS BEFORE OTHER EXPENSE	(1,100,142)	(7,895)	(1,558,589)	(14,712)

OTHER INCOME (EXPENSE)
Interest income	9	0	18	-
Interest expense	(21,121)	(328)	(33,034)	(1,212)
Loss on sale of assets	(4,841)	-	(4,841)	-
Total other expenses	(25,953)	(328)	(37,857)	(1,212)

NET LOSS	(1,126,095)	(8,223)	(1,596,446)	(15,924)

NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	457,388	8,223	787,105	15,924

ACCRUED PREFERRED DIVIDENDS	(10,082)	-	(12,055)	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(678,789)	$-	$(821,396)	$-

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.01)	$-	$(0.01)	$-

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	65,483,037	54,000,000	58,640,689	54,000,000

(1) - Includes $2,853 and $4,911 of non-cash compensation for the three and nine months ended September 30, 2014

(2) - Includes $437,480 and $440,835 of non-cash compensation for the three and nine months ended September 30, 2014

See accompanying notes to the consolidated financial statements.

CannLabs, Inc. and Subsidiaries
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2014

	Convertible
	Preferred		Common		Treasury
	Stock		Stock		Stock		Additional
	Number of		Number of		Number of		Paid in	Deferred	Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Interest	Total

Balance December 31, 2013 (Audited)	-	$-	54,000,000	$200	-	$-	$-	$-	$-	$28,702	$28,902

Recapitalization	-	-	-	53,800	-	-	(53,800)	-	-	-	-

Adjusted balance, December 31, 2013	-	-	54,000,000	54,000	-	-	(53,800)	-	-	28,702	28,902

Acquisition of Treasury stock, at cost	-	-	(3,855,600)	-	6,855,600	-	-	-	-	-	-

Constructive distribution of “S” corporation earnings and contribution of capital	-	-	-	-	-	-	(734)	-	734	-	-

Conversion of note payable stockholder into common stock	-	-	3,855,600	-	(3,855,600)	-	100,000	-	-	-	100,000

Common stock issued upon merger	-	-	6,244,704	6,245	-	-	(6,245)	-	-	-	-

Common stock issued for services	-	-	5,295,000	5,295	(3,000,000)	-	6,129,775	-	-	-	6,135,070

Forfeited common stock	-	-	(100,000)	(100)	-	-	100	-	-	-	-

Sale of convertible preferred stock	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Deferred compensation	-	-	-	-	-	-	-	(5,700,362)	-	-	(5,700,362)

Issuance of options for services	-	-	-	-	-	-	11,038	-	-	-	11,038

Accrued preferred dividends	-	-	-	-	-	-	-	-	(12,055)	-	(12,055)

Net loss	-	-	-	-	-	-	-	-	(809,341)	(787,105)	(1,596,446)

Balance September 30, 2014 (Unaudited)	500,000	$500	65,439,704	$65,440	-	$-	$6,679,634	$(5,700,362)	$(820,662)	$(758,403)	$(533,853)

See accompanying notes to the consolidated financial statements.
5

CannLabs, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2014 and 2013
(Unaudited)

	For the	For the
	Nine Months	Nine Months
	Ended September 30,	Ended September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,596,446)	$(15,924)
Adjustments to reconcile net loss to net cash used in operating activities
Fair value of options issued in exchange for services	11,038	-
Depreciation and amortization	141,492	9,670
Officer compensation from conversion of loan receivable, stockholder	13,770	-
Deferred compensation	434,708
Loss on sale of fixed assets	4,841
Increase in assets, net of effect of Variable Interest Entity:
Accounts receivable	(113,465)	8,206
Prepaid expenses	(76,164)	(1,100)
Deposits	(33,887)	-
Increase in liabilities, net of effect of Variable Interest Entity:
Accounts payable and accrued expenses	475,091	8,629
Deferred revenue	93,027	15,582

Net cash (used in) provided by operating activities	(645,995)	25,063

CASH FLOWS FROM INVESTING ACTIVITIES
Due from shareholders	200	(10,020)
Purchase of equipment	(359,638)	(1,800)
Proceeds from sale of fixed assets	25,500	-

Net cash used in investing activities	(333,938)	(11,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible preferred stock	500,000	-
Repayments of notes payable - stockholders	-	(13,000)
Repayments of obligations under capital leases	(169,551)	(7,801)
Proceeds from notes payable - stockholders	658,800	-

Net cash provided by (used in) financing activities	989,249	(20,801)

NET INCREASE IN CASH	9,316	(7,558)

CASH - BEGINNING OF YEAR	54,394	8,111

CASH - END OF PERIOD	$63,710	$553

	-
SUPPLEMENTAL SCHEDULE OF NON-CASH FINANCING ACTIVITIES:

Income taxes paid	$-	$-

Interest paid	$(39,216)	$494

Obligations under capital leases for assets under capital leases	$628,611	$-

Common stock issued upon merger	$6,245	$-

Conversion of notes payable into common stock	$100,000	$-

Prepaid stock for services included in additional paid in capital	$6,135,070	$-

Accrued dividends on preferred stock	$12,055	$-

Constructive distribution of “S” corporation earnings and contribution of capital	$734	$-

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

Carbon Bond, a Colorado “S” Corporation was formed on October 21, 2013 for the purpose of providing administrative services and licensing proprietary software for CannLabs, Inc. a privately held “S” Corporation (“CannLabs Colorado”), which is a stand-alone cannabis testing laboratory in Denver, Colorado.  Carbon Bond and CannLabs Colorado are commonly managed.  Carbon Bond had no operations until January 1, 2014.

On January 1, 2014, Carbon Bond entered into an asset transfer agreement with CannLabs Colorado, whereby Carbon Bond acquired all of the assets and liabilities of CannLabs Colorado, except for the Retail Marijuana Conditional License.   Since Carbon Bond and CannLabs Colorado are commonly managed, the assets and liabilities were transferred at their carrying amounts in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805.  In accordance with FASB ASC 250-10-45-21, since Carbon Bond and CannLabs Colorado are commonly managed, the financial statements were retrospectively consolidated for all periods presented. The following table summarizes CannLabs Colorado’s assets and liabilities transferred as of January 1, 2012:

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

CannLabs – Connecticut, Inc. (“CannLabs – CT”) was formed on May 15, 2014 as a Nevada corporation for the purpose of licensing a laboratory in Connecticut, and is owned by two of the majority stockholders of CannLabs, Inc.  On July 31, 2014, Carbon Bond formally entered into an administrative services and software licensing agreement with CannLabs - CT with an effective date of May 15, 2014.  The administrative services agreement requires CannLabs - CT to pay a monthly fee consisting of certain expenses paid by Carbon Bond for the prior month plus 15%.  The software licensing agreement requires CannLabs - CT to pay a monthly fee of $10,000 to Carbon Bond for the use of certain software.  CannLabs – CT was charged $5,000 for the month of September for this licensing fee.  Carbon Bond and CannLabs – CT are commonly managed.

CannLabs – Nevada, INC. (“CannLabs – NV”) was formed on May 15, 2014 as a Nevada corporation for the purpose of licensing a laboratory in Nevada, and is owned by two of the stockholders of CannLabs, Inc.  On July 31, 2014, Carbon Bond formally entered into an administrative services and software licensing agreement with CannLabs - NV with an effective date of May 15, 2014.  The administrative services agreement requires CannLabs - NV to pay a monthly fee consisting of certain expenses paid by Carbon Bond for the prior month plus 15%.  The software licensing agreement requires CannLabs - NV to pay a monthly fee of $10,000 to Carbon Bond for the use of certain software, which has not been charged through September 30, 2014. Carbon Bond and CannLabs – NV are commonly managed.

According to the requirements of FASB ASC 810 Consolidation, Carbon Bond has evaluated its relationship with CannLabs Colorado, CannLabs – CT, and CannLabs - NV, and has concluded that, CannLabs Colorado, CannLabs – CT and CannLabs – NV are variable interest entities for accounting purposes.  As a result of the contractual arrangements, which enable Carbon Bond to manage CannLabs Colorado, CannLabs – CT and CannLabs – NV (collectively, the “VIEs”), Carbon Bond is the primary beneficiary of the VIEs.  Accordingly, Carbon Bond adopted the provisions of FASB ASC 810 and  consolidates the VIEs, reflecting the results of the combined entities as of September 30, 2014 and for the three and nine months ended September 30, 2014 and 2013, as if the asset transfer agreement entered into with CannLabs Colorado happened retroactively at the earliest period presented.

As Carbon Bond is the primary beneficiary of the VIEs, the assets and liabilities and revenues and expenses of the VIEs have been included in the accompanying consolidated financial statements.  As of September 30, 2014 and for the three and nine months then ended, the VIEs had assets of $113,465, liabilities of $871,868, revenues of $473,624 and $829,907, and net losses of $457,388 and $787,105.  As of September 30, 2013 and for the three and nine months then ended, the VIEs had assets of $45,699, liabilities of $40,197, revenues of $79,295 and $169,387, and net losses of $8,223 and $15,924.  The liabilities as of September 30, 2014 include balances due to Carbon Bond.  These intercompany payables and transactions are eliminated upon consolidation of the VIEs with CannLabs, Inc.

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

As of September 30, 2014 and December 31, 2013, allowances for doubtful accounts were $0.  Allowances charged for doubtful accounts amounted to $12 for the three and nine months ended September 30, 2014 and $0 for the three and nine months ended September 30, 2013.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment is stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets from three to seven years except for leasehold improvements and assets under capital leases which are depreciated over the remaining lease term. Maintenance and repairs of property are charged to operations, and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.  Depreciation of property and equipment was $82,354 and $141,492 for the three and nine months ended September 30, 2014 and $3,254 and $9,670 for the three and nine months ended September 30, 2013.  Depreciation included in cost of sales was $77,783 and $135,150 for the three and nine months ended September 30, 2014 and $10,923 and $17,090 for the three and nine months ended September 30, 2013.

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

Revenue from consulting and research and development agreements is generally recognized on a straight line basis over the term of the agreement.  When agreements contain more than one deliverable, the Company allocates revenue to separate elements under the agreement based on relative selling prices in accordance with FASB ASC 605-25.

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

As of January 1, 2014, the Company had no unrecognized tax benefits and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three and nine months ended September 30, 2014 and 2013 there was no accrual for uncertain tax positions as of September 30, 2014.  Tax years from 2010 through 2013 remain subject to examination by major tax jurisdictions.

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

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development expenses for the three and nine months ended September 30, 2014 were $1,506 and $2,040 and $0 for the three and nine months ended September 30, 2013.

Advertising Expenses

Advertising expenses, which include general advertising, printed materials and trade shows are expensed as incurred.  Advertising expenses for the three and nine months ended September 30, 2014 were $78,052 and $93,874 and $715 and $1,860 for the three and nine months ended September 30, 2013.

Recently Adopted Accounting Pronouncements

As of September 30, 2014 and for the nine months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

As of September, 30 2014, there were no recently issued accounting standards not yet adopted which would have a material effect on the Company’s financial statements.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 2 – CAPITAL LEASES

The Company leases various laboratory equipment under capital leases.  The economic substance of the leases are that the Company is financing the acquisition of the assets through leases, and accordingly, they are recorded on the Company’s books as assets and liabilities.

The following is an analysis of the leased assets included in property and equipment at September 30, 2014 and December 2013 and for the three and nine months ended September 30, 2014 and 2013:

	September 30,	December 31,
	2014	2013
Machinery and equipment	$754,834	$99,173
Less: Accumulated depreciation	122,733	24,406

	$632,101	$74,767

	Three Months	Nine Months	Three Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2014	September 30, 2014	September 30, 2014	September 30, 2014
Depreciation Expense	$60,648	$98,327	$2,598	$7,794

The following is a schedule of future minimum payments required under the lease together with their present values as of September 30, 2014:

September 30,
2014

2014	$57,699
2015	230,797
2016	228,715
2017	86,643

Total minimum lease payments	603,854

Total amount representing interest	68,966

Present value of minimum lease payments	$534,888

NOTE 3 – NOTES PAYABLE – STOCKHOLDERS

In January 2014, Carbon Bond assumed a note payable for $100,000 to one stockholder.  The note bears interest at 10% per annum, is unsecured, and will be repaid upon the Company raising $1.5 million from the exercise of warrants.  For the nine months ended September 30, 2014 the Company has accrued $1,667 with respect to this note.  For the three and nine months ended, the Company has paid $833 and $5,831 with respect to this note.

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

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 3 – NOTES PAYABLE – STOCKHOLDERS (Continued)

Upon the closing of the Merger, the Company entered into a Note Purchase Agreement with an accredited investor (the “Note Purchase Agreement”), pursuant to which the investor agreed to purchase up to $750,000 of senior secured promissory notes (the “Senior Secured Notes”) in a series of three closings to occur on August 15, 2014, September 15, 2014 and October 15, 2014. The notes bear interest at 8% per annum. As of September 30, 2014, the Company has issued senior secured promissory notes in the amount of $500,000, in accordance with the Note Purchase Agreement, which bears interest at 8% per annum.  In connection with the Note Purchase Agreement, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement. In addition, the subsidiary of the Company, Carbon Bond entered into a Subsidiary Guarantee in favor of the Buyer. For the nine months ended September 30, 2014, the Company has accrued $4,515 with respect to these notes payable. The notes begin to mature on July 29, 2016.

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

The Registration Rights Agreement has been amended to change the Effectiveness Date to January 30, 2015. Since management believes that it is remote that the Company will not register the shares by January 30, 2015, the Company has not accrued any penalties as of September 30, 2014 in accordance with FASB ASC 450.

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

As of September 30, 2014, the value of the cumulative 8% dividends was $12,055, which was accrued.  The Series A Preferred Shares cumulative dividend will be paid when and if declared by the Board of Directors and in preference to payment of any dividends on the common stock.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 5 – STOCKHOLDERS’ EQUITY

On June 10, 2014, two majority shareholders surrendered 3,855,600 (35.7 pre-split) shares each of Carbon Bond common stock, which was recorded as Treasury Stock at no cost.

On June 10, 2014, Carbon Bond converted a $100,000 note payable into 71.4 shares of Carbon Bond common stock which were issued from Treasury Stock. Upon the stock split of 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 3).

On June 10, 2014, Carbon Bond effected a 54,000 to 1 stock split.  As a result of the stock split, the outstanding shares of common stock issued and outstanding increased from 1,000 shares to 54,000,000 shares.  Concurrent with the stock split, Carbon Bond increased its authorized number of common shares from 1,000 to 200,000,000.  As a result all of the shares of common stock were retroactively adjusted.

On June 10, 2014, Carbon Bond issued 5,295,000 shares to directors, board members, officers, employees, and consultants.  The shares were valued at $137,670, fair value, were recorded as a contra-equity account, and are being expensed over the vesting terms for directors, board members, officers and employees and over the term of the contract for consultants. These shares will vest between June 10, 2014 and June 12, 2017.

On July 14,2014, two officers of the Company surrendered 1,500,000 shares of common stock each to the Company, which were recorded as Treasury Stock at no cost.

On July 14, 2014, the Company appointed a new Chief Executive Officer and entered into a three year employment agreement with the individual.  As part of his employment agreement, the Company issued 3,000,000 shares of the Company’s common stock, which vest 50% on January 1, 2016 and quarterly over the remaining initial three year term.  The stock is valued at $6,000,000,  is being expensed over the vesting term and the prepaid portion is reflected as a contra-equity account.

On July 21, 2014, an employee ceased employment with the Company and forfeited 100,000 shares of unvested common stock and $2,600 was removed from the contra-equity account and $72 of expense was reversed.

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

Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of  other public companies that are in closely related industries to the Company.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

The following table presents the weighted-average assumptions used to estimate the fair values of the options granted during the nine months ended September 30, 2014:

Risk-free interest rate	2.50%
Expected volatility	29.3%
Expected life (in years)	10
Dividend yield	0.00%
Weighted-average estimated fair value of options granted during the period	$0.83

The following table summarizes the activities for options issued for the nine months ended September 30, 2014:

Weighted
	Number of	Average
	Shares	Exercise Price
Balance as of December 31, 2013	-	$-

Granted	200,000	1.05
Exercised	-	-
Expired	-	-

Balance as of September 30, 2014	200,000	$1.05

Exercisable, at September 30, 2014	-	$-

During the nine months ended September 30, 2014, the fair value of stock options granted during the period was $166,661.  The fair value of the stock options is expensed over the vesting term in accordance with the terms of the related stock option agreements.

For the three and nine months ended September 30, 2014, the Company expensed $11,038 relative to the fair value of the stock options granted.

As of September 30, 2014, there was $155,623 of unrecognized compensation expense related to outstanding employee stock options.  This amount is expected to be recognized over a weighted-average period of 2.8 years.

CannLabs, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NOTE 6 – STOCK OPTIONS AND WARRANTS (Continued)

The following table summarizes the activities for warrants issued for the nine months ended September 30, 2014:

		Weighted
	Number of	Average
	Shares	Exercise Price
Balance as of December 31, 2013	-	$-

Granted	20,000,000	0.15
Exercised	-	-
Expired	-	-

Balance as of September 30, 2014	20,000,000	$0.15

Exercisable, at September 30, 2014	20,000,000	$0.15

NOTE – 7 OPERATING LEASES

For the three and nine months ended September 30, 2014, total rent expense under leases amounted to $34,985 and $40,610.  At September 30, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

September 30,
2014

2014	$42,408
2015	141,592
2016	108,479
2017	64,453
2018	66,054
Thereafter	61,941

$484,927

NOTE 8 – SUBSEQUENT EVENTS

Upon the closing Upon the closing of the Merger, the Company entered into a Note Purchase Agreement with an accredited investor (the “Note Purchase Agreement”), pursuant to which the investor agreed to purchase up to $750,000 of senior secured promissory notes (the “Senior Secured Notes”) in a series of three closings to occur on August 15, 2014, September 15, 2014 and October 15, 2014.  The Company received the final installment of $250,000 in October 2015, in accordance with the Note Purchase Agreement, which bears interest at 8% per annum.  In connection with the Note Purchase Agreement, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement. In addition, the subsidiary of the Company, Carbon Bond entered into a Subsidiary Guarantee in favor of the Buyer, which provides the accredited investor with an additional security interest.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Cautionary Statements Regarding Forward-Looking Statements

This Current Report on form 10-Q contains “forward-looking statements,” which include information relating to future events, future performance, strategies, expectations, competitive environment and regulation.  All statements other than statements of historical facts included or incorporated by reference in this quarterly report on Form 10-Q, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objectives of management for future operations, are forward-looking statements.  In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation thereon or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history, our ability to attract and retain qualified personnel, our dependence on third party contractors who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in this quarterly report on Form 10-Q and in our Report on Form 8-K/A filed with the Securities and Exchange Commission on November 14, 2014.

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

            Carbon Bond was formed as a Colorado limited liability company on October 21, 2013 and subsequently elected to be treated as a subchapter “S” corporation. Carbon Bond was converted into a Colorado corporation on May 27, 2014. CannLabs, Inc., a Colorado corporation (“CannLabs Colorado”), was formed on April 19, 2010. CannLabs Colorado is a stand-alone cannabis testing laboratory. Under Colorado law, the holders of licenses for marijuana related businesses must be residents of the State of Colorado, or all of the owners of an entity must be Colorado residents.  Accordingly, the license for CannLabs Colorado is held by CannLabs Colorado whose owners are our Founder and President, Genifer Murray, and our Chief Technology Officer and Chief Information Officer, Steve Kilts, both of whom are Colorado residents. Carbon Bond maintains the Software WorkFlow System and Customer Portal that is utilized by CannLabs Colorado in the operation of the lab. Carbon Bond also provides certain administrative services for CannLabs Colorado, including but not limited to, accounting, personnel, billing and recordkeeping through an Administrative Services Agreement. Although the Company is prohibited from owning CannLabs Colorado directly, it derives revenue in the form of licensing fees and administrative fees under the License Agreement and the Administrative Services Agreement, which are fees not tied to revenue or net income. In the future, the Company may open labs in other states which it owns directly if permitted by local regulations or may operate under a similar structure to CannLabs Colorado.

It is our mission to create a safe cannabis industry by providing the leading cloud-based solution for testing, consulting and analytics.  With laboratories as the core business, we expect to expand our services to include consulting, web-based applications, education and other facets of the cannabis industry that we expect to evolve as this industry continues to mature.  We are developing a strategic plan to create a presence in the various states as they begin to legalize marijuana for medical and/or recreational usage.  We currently service CannLabs Colorado in Denver, Colorado and CannLabs-CT in Hartford, Connecticut and have announced plans to expand into Nevada.

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

Results of Operations

Three Months Ended September 30, 2014 and 2013

The following discussion analyzes our results of operations for the three months ended September 30, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the three months ended September 30, 2014, we generated revenues of $473,624, an increase of $394,329 from $79,295.  This resulted from mandated testing, which began on May 1, 2014 and the anticipation of additional mandated testing beginning October 1, 2014.  We incurred a net loss of $1,126,095 for the three months ended September 30, 2014 compared to $8,223 for the three months ended September 30, 2013, an increase of $1,117,872.

Cost of Revenues

For the three months ended September 30, 2014, cost of revenues was $290,549 an increase of $257,782 from $32,767 for the three months ended September 30, 2013.  This was a result of additional labor, instruments and supplies needed to support the increase in revenue.

General and Administrative

We incurred general and administrative expenses of $425,575 for the three months ended September 30, 2014 compared to $35,410 for the three months ended September 30, 2013, an increase of $390,165.  The primary expenses were related to professional fees, subcontracting and travel, as well as costs to build the business infrastructure.

Administrative Payroll

For the three months ended June 30, 2014, administrative payroll expenses were $644,748 for the three months ended September 30, 2014, and increase of $626,484, from $18,264 for the three months ended September 30, 2013.  These costs relate to hiring additional staff to support the increase in revenue and non-cash deferred compensation of $437,480.

Sales and Marketing

We incurred sales and marketing expenses of $212,894 for the three months ended September 30, 2014, an increase of $212,145 from $749 for the three months ended September 30, 2013.  The majority of these costs relate to the payroll and payroll related costs as we continue to expand those departments, in an effort to increase market awareness and generate additional revenue.

Interest expense

For the six months ended September 30, 2014, interest expense was $21,121 for the three months ended September 30, 2014 compared to $328 for the three months ended September 30, 2013, an increase of  $20,793. This was a result of the loans issued by two shareholders to sustain the company’s operations as well as equipment loans to expand the laboratories.

Nine Months Ended September 30, 2014 and 2013

The following discussion analyzes our results of operations for the nine months ended September 30, 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the nine months ended September 30, 2014, we generated revenues of $856,117, an increase of $686,730 from $169,387.  This resulted from mandated testing, which began on May 1, 2014 and the anticipation of additional mandated testing beginning October 1, 2014.  We incurred a net loss of $1,596,446 for the nine months ended September 30, 2014 compared to $15,924 for the nine months ended September 30, 2013, an increase of $1,580,522.

Cost of Revenues

For the nine months ended September 30, 2014, cost of revenues was $482,349 an increase of $407,687 from $74,662 for the nine months ended September 30, 2013.  This was a result of additional labor, instruments and supplies needed to support the increase in revenue.

General and Administrative

We incurred general and administrative expenses of $741,728 for the nine months ended September 30, 2014 compared to $63,438 for the nine months ended September 30, 2013, an increase of $678,290.  The primary expenses were related to professional fees, subcontracting and travel, as well as costs to build the business infrastructure.

Administrative Payroll

For the nine months ended September 30, 2014, administrative payroll expenses were $818,051 for the nine months ended September 30, 2014, an increase of $774,684, from $43,367 for the three months ended September 30, 2013.  These costs relate to hiring additional staff to support the increase in revenue and non-cash deferred compensation of $440,835.

Sales and Marketing

We incurred sales and marketing expenses of $372,578 for the nine months ended September 30, 2014, an increase of $369,946 from $2,632 for the nine months ended September 30, 2013.  The majority of these costs relate to the payroll and payroll related costs as we continue to expand those departments, in an effort to increase market awareness and generate additional revenue.

Interest expense

For the nine months ended September 30, 2014, interest expense was $33,034 for the nine months ended September 30, 2014 compared to $1,212 for the three months ended September 30, 2013, an increase of  $31,822.  This was a result of the loans issued by two shareholders to sustain the company’s operations as well as equipment loans to expand the laboratories.

Cash Flows

Cash used for operating activities during the nine months ended September 30, 2014 was $645,995 an increase of $671,058 from cash provided from operations of $25,063 for the nine months ended September 30, 2013. This resulted from the net loss of $1,596,446 offset by increases in deferred compensation, accounts payable and accrued expenses and deferred revenue.

Cash used in investing activities during the nine months ended September 30, 2014 was $333,938 compared to $11,820 during the nine months ended September 30, 2013, an increase of $322,118.  During the nine months ended September 30, 2014, the Company was continuing to expand its laboratory to meet the new regulatory testing requirements and purchasing equipment for the laboratory in Connecticut.

During the nine months ended September 30, 2014, cash provided by financing activities was $989,249 an increase of $1,010,050 from a use of proceeds from financing activities of $20,801 for the nine months ended September 30, 2013.  This resulted from the issuance of stockholders notes payable to fund the Company’s ongoing operations as well as the issuance of convertible preferred stock.

Liquidity and Capital Resources

As of November 14, 2014, we had cash resources of approximately $35,000.  Our revenues have continued to increase, however, we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank. We have predominantly leased our major equipment through capital leases.

Since our inception, we have focused on developing and implementing our business plan.  We do not believe that our existing cash resources will be sufficient to sustain our operations during the next twelve months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, finance the continued development of our business, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to raise such financing through the sale of debt and/or equity securities.  The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. As of November 14, 2014, we raised $500,000 through a private placement and $658,800 through the issuance of notes payable. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to establish laboratories in states nationwide.  Moreover there can be no assurance that even if we achieve our goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Contractual Obligations

At September 30, 2014, the Company was obligated under various contractual arrangements as follows:

	Less Than	One to	Three to
	1 Year	Three Years	Five Years	Total
Maturities of Notes Payable	$158,800	$500,000		$658,800

Capital Leases	190,186	344,702		534,888

Operating Leases	42,408	314,524	127,995	484,927

Purchase Obligations	-	-	-	-

	$391,394	$1,159,226	$127,995	$1,678,615

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

Revenue from consulting and research and development agreements is generally recognized on a straight line basis over the term of the agreement. When the agreements contain more than one deliverable, the Company allocates revenue to the separate elements under the agreement based on relative selling prices in accordance with FASB ASC 605-25.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of September 30, 2014, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of SeptemberJune 30, 2014, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have made changes in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended September 30, 2014 that has materially changed our internal control over financial reporting.  We have hired a comptroller and additional administrative staff to segregate duties that were previously unsegregated.  The addition of the comptroller provides an additional level of review that previously did not exist.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various claims, proceedings and litigation, including the following:

Petition for Determination of Value Pursuant to C.R.S. §7-113-301

On October 27, 2014, we filed a petition for determination of value of shares in accordance with §7-113-301 of the Colorado Revised Statutes (the “CRS”). The respondent, Greg Drumm purchased an interest Carbon Bond Holdings, LLC, a predecessor entity to our subsidiary, Carbon Bond Holdings, Inc. Following our acquisition of Carbon Bond on June 12, 2014, Mr. Drumm exercised his dissenter’s rights under §7-113-209 and demanded payment for his shares based upon his calculation of their fair value. The Company subsequently determined the fair value of Mr. Drumm’s shares in accordance with §7-113-206 of the CRS and submitted payment to Mr. Drumm. Mr. Drumm subsequently informed us that he was rejecting our offer. Accordingly, we have petitioned to the court to determine the fair value of Mr. Drumm’s shares. We are confident in our calculation of the fair value of the shares; however, since the matter remains in the early stages, there can be no assurances as to the ultimate outcome of the matter.

Medical Marijuana, Inc. and HempMeds PX, LLC v. CannLabs, Inc., Rifle Mountain, LLC, Genifer Murray and Jason Crawford, Superior Court of California, County of San Diego, Case No. 37-2014-00036039-CU-DF-CTL

On October 22, 2014, plaintiffs, Medical Marijuana, Inc. and HempMeds PX, LLC filed a lawsuit against us, our President, Genifer Murray, Rifle Mountain, LLC and Jason Crawford alleging, among other things, that Ms. Murray posted false statements about the safety of the plaintiffs’ products on the Internet and that CannLabs, Rifle Mountain and Mr. Crawford intentionally interfered with plaintiffs’ existing prospective relationships with multiple individuals and companies. The plaintiffs are seeking damages in excess of $100 million. We believe that the case has been brought in an attempt to promote the plaintiff’s business and to disrupt our competitive position on the market. We believe that the case is without merit; however, since the case remains in the early stages, there can be no assurances as to the ultimate outcome of the matter. We and our co-defendants intend to vigorously defend the matter.

Susan E. Harriman v. Steven James Kilts, Genifer Murray, Carbon Bond Holdings, LLC and CannLabs, Inc., District Court, Denver County, Colorado

On August 29, 2014, Susan E. Harriman filed a lawsuit against our Chief Technology Officer and Chief Information Officer, Steven Kilts, our President, Genifer Murray, Carbon Bond Holdings, LLC, a predecessor entity to our subsidiary, Carbon Bond Holdings, Inc. and us alleging, among other things, breach of contract in connection with fees that she is claiming are owed in connection with investment banking services that she purportedly provided to us. Ms. Harriman is seeking an unspecified amount of damages. We believe that the case is without merit; however, since the case remains in the early stages, there can be no assurances as to the ultimate outcome of the matter. We and our co-defendants intend to vigorously defend the matter.

In addition to the foregoing, we may, from time to time, be involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

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

CANNLABS, INC.

Date:	November 18, 2014	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer

