Form 10-K
period 2014-12-31
CannLabs, Inc.
filed 2015-06-16
CIK 1449934

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number 333-155318

CANNLABS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Delaware	20-5337455
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

3888 E. Mexico Avenue, Suite 202
Denver, CO  80210
 (Address of Principal Executive Offices)
(Zip Code)

Registrant’s telephone number, including area code: (303) 309-0105

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ or No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ or No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ or No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑ or No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant was $7,790,482 as of June 30, 2014 based on the price in which the common stock of the registrant was last sold as reported by the OTC Bulletin Board.  Shares of common stock held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding common stock have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

We had 64,631,404 shares of common stock outstanding as of the close of business on June 15, 2015.

CANNLABS, INC.

FORM 10-K ANNUAL REPORT
Year Ended December 31, 2014

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Current Report on Form 10-K contains “forward-looking statements,” which include information relating to future events, future financial performance, strategies, expectations, competitive environment and regulation . All statements other than statements of historical facts included or incorporated by reference in this Current Report on Form 10-K, including without limitation, statements regarding our future financial position, business strategy, budgets, projected revenues, projected costs and plans and objective of management for future operations, are forward-looking statements. In addition, forward-looking statements generally can be identified by the use of forward-looking terminology such as “may,” “will,” “expects,” “intends,” “plans,” “projects,” “estimates,” “anticipates,” or “believes” or the negative thereof or any variation there on or similar terminology or expressions.

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to: our ability to raise additional capital, the absence of any operating history or revenue, our ability to attract and retain qualified personnel, market acceptance of our platform, our limited experience in a relatively new industry, regulatory and competitive developments, intense competition with larger companies, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in this Current Report on Form 10-K (“Current Report”).

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the foregoing. Except as required by law, we assume no duty to update or revise our forward-looking statements.

ITEM 1. BUSINESS.

The Company

 As used in this Current Report on Form 10-K, all references to “we,” “our” and “us” for the periods prior to the closing of the Merger refer to Carbon Bond Holdings, Inc. (“Carbon Bond”), as a privately owned company, and for the periods subsequent to the closing of the Merger refer to the Company and its subsidiaries (including Carbon Bond).

The Company was incorporated as a Nevada corporation on January 10, 2006 for the purpose of designing and modifying motorsport racecars for its own use, providing race consulting services to other race teams and competing in organized racing events.  On June 12, 2014, the Company’s wholly-owned subsidiary merged into the Company and the Company changed its name from “Speedsport Branding, Inc.” to “CannLabs, Inc.”

Carbon Bond was formed as a Colorado limited liability company on October 21, 2013. Carbon Bond was converted into a Colorado corporation on May 27, 2014.

CannLabs, Inc., a Colorado “S” corporation (“CannLabs Colorado”), was formed on April 19, 2010. CannLabs Colorado is a stand-alone cannabis testing laboratory. Under Colorado law, the holders of licenses for marijuana related businesses must be residents of the State of Colorado or all of the owners of an entity must be Colorado residents. Accordingly, the Marijuana Enforcement Division Laboratory License for CannLabs Colorado is held by CannLabs Colorado whose owners are our Founder and President, Genifer Murray, and our former Chief Information Officer, Steve Kilts, both of whom are Colorado residents. We believe it is the largest cannabis testing laboratory in Colorado based on our estimate of customers in the market and the number of customers for which CannLabs Colorado performs tests. CannLabs Colorado itself has no employees or equipment and provides cannabis testing as mandated by the state of Colorado, as well as other testing of cannabis as requested by its customers under the management of Carbon Bond.  CannLabs Colorado controls the license to generate the revenues and Carbon Bond supplies the labor, equipment and technology utilized by CannLabs Colorado in order to provide testing services to the CannLabs Colorado customers.

Customers of CannLabs Colorado, bring their samples of cannabis to the laboratory for testing.  The Marijuana Enforcement Division (“MED “) sets the regulations for the types and amount of testing that is required for cannabis products in Colorado.  If the MED relaxes or increases testing standards, CannLabs Colorado’s revenue will be adversely or positively affected, respectively.

CannLabs – Connecticut, Inc. (“CannLabs Connecticut”) was incorporated on May 15, 2014, to provide testing services similar to CannLabs Colorado in Connecticut.  The owners of CannLabs Connecticut are our Founder and President, Genifer Murray, and our former Chief Information Officer, Steve Kilts.  CannLabs Connecticut has a laboratory license issued by the Department of Consumer Protection (“DCP”).  CannLabs Connecticut itself has no employees or equipment and provides cannabis testing as mandated by the state of Connecticut, as well as other testing of cannabis as requested by its customers under the management of Carbon Bond.  CannLabs Connecticut controls the license to generate the revenues and Carbon Bond supplies the labor, equipment and technology utilized by CannLabs Connecticut in order to provide testing services to the CannLabs Connecticut customers.

Customers of CannLabs Connecticut, arrange to have their samples of cannabis taken to the laboratory for testing.  The DCP sets the regulations for the types and amount of testing that is required for cannabis products in Connecticut.  If the DCP relaxes or increases testing standards, CannLabs Connecticut’s revenue will be adversely or positively affected, respectively.

CannLabs – Nevada, INC. (“CannLabs Nevada”) was incorporated on May 15, 2014, to provide testing services similar to CannLabs Colorado in Nevada.  The owners of CannLabs Nevada are our Founder and President, Genifer Murray, and our former Chief Information Officer, Steve Kilts.  CannLabs Nevada has a provisional laboratory license issued by the State 0f Nevada, Division of Public and Behavioral Health (“DPBH”).  CannLabs Nevada itself has no employees or equipment and is currently not operational.  Once operational Cannlabs Nevada will provide cannabis testing as mandated by the DPBH, as well as other testing of cannabis as requested by its customers under the management of Carbon Bond.  CannLabs Nevada controls the license to generate the revenues and Carbon Bond will supply the labor, equipment and technology utilized by CannLabs Nevada in order to provide testing services to the CannLabs Nevada customers.

Carbon and Cook, Inc. (“C&C”) was incorporated on December 11, 2014, to provide consulting services in the areas of governmental relations, business licensing, regulatory compliance, finance, quality and safety and product development.

Carbon Bond maintains the Software WorkFlow System and Customer Portal that is utilized by CannLabs Colorado and CannLabs Connecticut in the operation of the labs. Carbon Bond also provides certain administrative services for CannLabs Colorado and CannLabs Connecticut, including but not limited to, accounting, personnel, billing and recordkeeping through Administrative Services Agreements. While the Company is prohibited from owning CannLabs Colorado directly, it derives revenue in the form of licensing fees and administrative fees under the License Agreement and the Administrative Services Agreement, which fees are not tied to CannLabs Colorado revenues or net income. While the Company is permitted to own CannLabs Connecticut, it derives revenue from CannLabs Connecticut in the form of licensing fees and administrative fees under the License Agreement and the Administrative Services Agreement.  In the future, the Company may open labs in other states which it owns directly if permitted by local regulations or may operate under a similar structure to CannLabs Colorado.

Carbon Bond licenses certain technology to CannLabs Colorado and CannLabs Connecticut through non-exclusive licensing agreements for a monthly fee, which is currently $10,000 but is subject to adjustment pursuant to the agreements.  These agreements have terms of five years and will automatically be extended for additional five year periods unless terminated in accordance with the terms of the agreements.  Carbon Bond also provides administrative services to CannLabs Colorado and CannLabs Connecticut through administrative services agreements.  These agreements require monthly payments of shared expenses.  Shared expenses include, but are not limited to, certain human resources, client services, sales and marketing, equipment and technology, and administrative expenses.  These expenses may be adjusted quarterly. The administrative services agreements have terms of five years.

In addition to licensing software and providing administrative services to CannLabs Colorado and CannLabs Connecticut, Carbon Bond as a separate entity provides consulting services driven by client needs and focused on cannabis education.  Carbon Bond also is conducting advanced research into the cannabis plant.

It is our mission to create a safe cannabis industry by providing the leading cloud-based solution for testing, consulting and analytics.  With laboratories as the core business, we expect to expand our services into consulting, web-based applications, education and other facets of the cannabis industry that we expect to evolve as this industry continues to mature.  We are developing a strategic plan to create a presence in the various states as they begin to legalize marijuana for medical and/or recreational usage.  We currently service CannLabs Colorado in Denver, Colorado and CannLabs Connecticut in Hartford, Connecticut and have announced plans to expand into Nevada.

Overview

In recent years, regulations surrounding cannabis have changed dramatically, in Colorado and Connecticut.  Recreational marijuana use in Colorado was legalized effective January 1, 2014 for individuals 21 and over. CannLabs Colorado is at the forefront of the testing process.  Connecticut medical marijuana regulations require extensive testing of product prior to reaching patients including potency, pesticide, residual, heavy metal and microbial testing.  The testing process, which is licensed from Carbon Bond, currently revolves around potency, however, testing for contaminants and other items is expected to be required sometime in 2015.

We have developed scientific methods for the analysis of cannabinoids in flowers, concentrates,and edibles with the use of various instrumentation described below.  We also assist medical marijuana specialty production facilities in order to better regulate, calculate proper dosage, and understand the importance of consistency in product.

The data/analytics from the laboratory testing services are used to provide information for C&C and also will be used with our patent pending technology to assist consumers in easily finding the cannabis product that meets their needs.  The data/analytics will also be used to assist with formulation projects for our customers or other companies requiring that capability.

Services

Carbon Bond licenses technology to CannLabs Colorado to provide a variety of valuable and necessary services for the cannabis industry including: potency, residual solvent, and microbiological testing; consulting services and research. Our goal is to improve industry standards and raise expectations for all aspects of cannabis product testing. We provide clients with access to education and innovation through cannabis consulting and cannabis research.

Laboratory Testing

CannLabs Colorado and CannLabs Connecticut have been provided with state of the art equipment and high quality scientists that provide competitive advantages in the industry.

The types of tests that can be performed are as follows:

Potency Testing
This type of test provides clients with the results of 10 different cannabinoids. The number of cannabinoids that is offered is limited only by the availability of Certified Reference Materials (“CRM’s”) due to Drug Enforcement Administration (“DEA”) restrictions on cannabinoids. Testing is conducted on an Ultra-High Pressure Liquid Chromatograph (“UPLC”).

Residual Solvent Analysis
This test provides clients with information on solvents that may be remaining during the process of manufacturing concentrates. There are currently four solvents approved for use in the manufacture of cannabis concentrates in Colorado and CannLabs’ processes will identify over 15 different solvents that are known to be used or have been used in the manufacture of cannabis concentrates. Testing is conducted on a Gas Chromatograph with Flame Ionization Detector (“GC-FID”).

Microbiological Testing
Provides clients with the details of the bacterial, fungal, and mold contaminants that may be present in all cannabis and cannabis products as well as other contaminants such as black mold and listeria. Testing is conducted one of two ways – either Quantitative Polymerase Chain Reaction (“qPCR”) or traditional plating.

Pesticide Testing
Pesticide screens are semi-quantitative to over 58 different pesticides, with the ability to identify up to 400. There are currently no pesticides approved for use in cannabis cultivation due to pesticides being regulated by the Environmental Protection Agency (“EPA”). Testing is done on an UPLC with tandem Mass Spectrometers (“MS”).

Heavy Metals Testing
Quantitative heavy metals test to identify the presence of lead, cadmium, mercury, and arsenic. Testing is conducted via Inductively Coupled Plasma with Mass Spectrometer (“ICP-MS”).

Nutrient Analysis
This test helps clients improve their cultivation process and helps identify whether or not plants have been exposed to higher than needed levels of nutrients such as magnesium and phosphorous that can have significant outcomes on the overall quality of the product. This test is also conducted on the ICP-MS.

Terpenes Analysis
Terpenes, which have been discovered to have a number of benefits, provide critical information to patients who have found terpenes essential to their treatments. Along with their medicinal properties, they also play the predominant role in the scent and taste of cannabis. Terpenes can amplify the beneficial effects of cannabis while playing a role as a buffer to THC’s psychoactive effects. A terpene profile can identify a cannabis strain’s unique benefits that can help consumers make educated choices both medically and recreationally.

Shelf-Life/Stability Studies
CannLabs has a Certified Food Scientist (“CFS”) who is able to establish protocols for edible infused products and other products to determine the shelf-life and aid in expiration dating. The CFS is also able to go on-site to manufacturing production facilities and aid in determining the strengths and weaknesses of their production lines and assist in process improvements.

Research Projects
Consulting opportunities can lead to various research projects. This is aided with close relationship of C&C and the CannLabs sales team reaching out to find the research projects and the science team carrying out the projects.

Gene Expression
This is a test used to determine the production of cannabinoid synthases that occur in the plant and determine the overall production of various cannabinoids. CannLabs will be able to add different cannabinoid synthases as they are discovered and will also be able to add synthases for terpene production as well.

Genotyping/Phenotyping
This is a test that can be used to determine the sex of the plant as well as the specific strain of the plant. To get this test fully operational, significant instrument purchases will be need to be made.  This test is 6-12 months away from being available.

All CannLabs facilities offer comprehensive cannabis testing services that meet or exceed state-mandated requirements. Due to each state having different testing legislation, laboratories are equipped and staffed at an optimal level to ensure maximum productivity based on market opportunity.

CannLabs invests in incorporating testing methodologies that are industry leading in terms of accuracy and capacity that creates a competitive advantage. All CannLabs state-mandated tests receive the CannLabs Certified Cannabis seal of approval.  This is a marketing tool that provides consumers visual recognition of CannLabs tested cannabis by product and retailer.

As samples are tested by the laboratories, Carbon Bond continuously builds its database of information that enables our customers to maintain quality levels and improve quality levels of their products.  This information also enables our scientists the ability to provide consulting services to the customers, to assist the customers with their processes.  As additional states in the country legalize the use of the cannabis, our expansion plan is to establish laboratories in those states as they come online.  This will provide us the opportunity to utilize our testing services and assist the state by providing education relative to the testing processes and the methodologies to make the cannabis industry in the state safe and have a proven level of quality.

The laboratories will be established as turn-key operations. Therefore the implementation of a new laboratory in a state is a relatively simple process, once the site has been identified and the necessary licensing and approvals are obtained.  This enables the Company to enter a new market quickly, to provide testing services and further build the database of information that will be utilized by the customers and others in the industry.

Consulting

Carbon & Cook (“C&C”) will focus its business development efforts on prospective investors and cannabis businesses in new states, companies with revenues exceeding $5 million, companies who have a national footprint, legislators and regulators developing policy, and other businesses in the service sector including attorneys and accountants, government affairs specialists, management companies, equipment providers, and technology companies.

This is a national and international service offering to regulators, businesses (new/existing entrants), growers, dispensaries, Manufacturers of Infused Products (“MIPs”), ancillary services, etc. The company focuses on several areas:

●	Government Affairs

o	Privileged licensing, regulatory issues, policy development and legislation analysis

●	Financial Services

o	Investor oversight, due diligence pre-/post- acquisition, financial modeling

●	Business Operations

o	Market development and assessment, technology integration, data analytics

●	Quality Assurance

o	Cultivation, formulation of strains, manufacturing processes, product development

The team includes industry veterans with experience in multiple operating functions. C&C can assist with all aspects of a client’s operating plan from pre-development to post-sale services. In addition, the company’s extensive network of high quality professionals is invaluable to any new entrant to the industry.

C&C’s extensive knowledge of cannabis operations allows the firm to provide a broad base of knowledge in all aspects of an operation. The team’s relationship with CannLabs provides a competitive advantage to clients looking to formulate new products providing access to analytical data and cannabis and food science expertise. C&C’s ties to industry leading operators provides clients with access to genetics, specialized expert assistance, licensing opportunities, and other intimate trade knowledge.

C&C provides consulting driven by client needs and focused on cannabis education. By using precise technology, detailed methods, and comprehensive scientific standards, we are able to create customized consultation programs. As the science of cannabis grows to encompass every aspect of research into the cannabis plant, it is up to dispensaries and caregivers to bring the benefits of that research to the patients.  These services are provided by the consulting division of CannLabs, Inc. utilizing the data/analytics provided by laboratories affiliated with CannLabs.

Research

Carbon Bond’s expertise in the science of cannabis allows for advanced research into cannabis products. We have a number of PhDs on our Science and Advisory Board with advanced degrees and extensive cannabis testing experience. We also have experience with the manufacturing processes. This allows us to help our partners develop better products.  .

Technology

StrainData is a unique user-friendly web application (StrainData.com) that allows consumers to find strains of cannabis with specific properties based on individual need using published research. The Company’s patent-pending technology offers proprietary data aggregation direct from CannLabs cannabis testing laboratories. This offers the consumer, direct from the lab, cannabis testing reports that are accurate and up-to-date simply by visiting www.straindata.com.

StrainData has significant revenue opportunities as the application has been developed as a ‘destination’ and as a ‘platform’ service.  The CannLabs Certified Cannabis seal of approval endorses all StrainData results.  StrainData.com was launched in February 2015.

Formulation

CannLabs has identified a market need for science-based product and genetic strain formulation that can be successfully commercialized. CannLabs has the science and the people to help companies successfully develop new products, enhance existing products and establish the company as an advisor across the formulation supply-chain.

Product formulation offers an entirely new revenue stream for the organization. The company has the intellectual capital available in its science team and testing methodologies to create a recurring revenue stream with little capital expense.

Industry Background

President Franklin Roosevelt made marijuana illegal on the federal level in the 1930s when it was scheduled as a narcotic.  In the 1960s and 1970s as the popularity of marijuana use grew, states realized that they needed drug enforcement surrounding marijuana.  The level of enforcement in states is disparate regarding marijuana.

In 1996, Oregon and California passed legislation that legalized the possession of marijuana and use for medical purposes.  Over 20 states and the District of Columbia have legalized marijuana in one form or another.

Amendment 20 to the Colorado Constitution was passed in the year 2000. This established a caregiver-patient system, which allowed patients or caregivers to possess six plants or two ounces of useable marijuana for medical purposes, provided they met certain qualifications.  A Denver District judge ruled that the patient to caregiver ratio violated state law, in 2007.  The Ogden memo and this ruling, led to a surge in the number of marijuana dispensaries operating as caregivers.  The establishment of the framework for medical marijuana dispensaries, cultivation facilities and manufacturers of edible marijuana products was promulgated, when the Colorado General Assembly passed HB-1284.

In 2012, the industry was further vitalized when Amendment 64 to the Colorado Constitution was passed and Washington approved the recreational cultivation and use of marijuana among adults aged 21 or over.

In May 2014, the mandatory testing of recreational marijuana edibles began in Colorado.  In June 2014, the mandatory testing for recreational flowers and concentrates began in Colorado.

Marijuana has continuously remained an illegal substance since 1930 on the federal level.  This has led to various impediments, the most prominent of which is banking, but involves other aspects of business as well. Although the U.S. Treasury has provided guidance intended to give banks confidence that they can deal with marijuana businesses in states where marijuana is legal, many banks are still reluctant to do so.

The number of states with some form of legalized marijuana is 23 including the District of Columbia with many states seeking to get recreational marijuana onto the 2016 electoral ballot.

The legalized marijuana market is the fastest-growing industry in the United States and could become larger than the organic food industry by 2020.1 The market could reach over $35BN over the next six years should it become federally legalized.2 The market grew 74% in 2014 to $2.7BN from $1.5BN in 2013. There were over 1.5M consumers purchasing legal cannabis products in 2014. The expansion of the market is fueling even larger opportunities with some 10 more states considering legalized recreational marijuana in two years.3 In Colorado alone, the legalized cannabis market generated $700M in revenue.4

Estimates vary, as calculating consumption accurately is tricky, but $33 billion is a conservative estimate with annual consumption of 180 million ounces, according to the Office of National Drug Control Policy. Medical Marijuana Business Daily estimates the total cannabis market at $46 billion. Other estimates of the U.S. market alone range from $70 billion to $100 billion. In comparison, the cigarette market stands at $91 billion and Americans spend $97 billion on beer in a year according to the Beverage Information Group. The industry is in the first phase of its life cycle. Uncertainty and confusion dominate the landscape. Market participants need access to as much reliable information as possible. The need for expert services will naturally grow exponentially with the progression of the industry.

1 http://www.huffingtonpost.com/2015/01/26/marijuana-industry-fastest-growing_n_6540166.html

2 https://www.greenwaveadvisors.com/wp-content/uploads/GreenWave_Report_ES.pdf

3 http://www.arcviewmarketresearch.com/

4 https://mmjbusinessdaily.com/colorado-marijuana-industry-clicking-on-all-cylinders-as-annual-sales-hit-700m/

Colorado Industry Data

There were 334 licensed recreational stores at the end of January 2015. There were approximately 500, over the past six months. Estimates in the industry of 100+ retail sites that serve both the medical and recreational markets and growing as additional license become available and as the market consolidates and businesses acquire existing licenses.

Licensed retail cultivations equaled 419 at the end of January 2015. There were almost 750 licensed medical marijuana cultivations as of the end of January 2015.  It is estimated that approximately 150 of the sites grow both medical and retail marijuana.

The state of Colorado does not have data indicating the number of actual companies holding these licenses, and projections from our internal data show approximately 270 companies possess the recreational and medical cultivation, retail and manufacturer of infused products (MIP)/ extraction licenses.

Forty (40) Cities/Towns, and Ten (10) Counties have approved Medical, and/or Recreational licenses, equating to more than 65% of the state’s population.

The Opportunity

Twenty three states and Washington, D.C. have legalized marijuana in one form or another.  As cannabis becomes more widely accepted nationally and internationally, there is going to be a continuous and widely expanded need to test cannabis to assure public safety.  Additionally, as medicinal uses and recreational uses become more prevalent, there will be substantial testing relative to determining the medicinal and recreational qualities of the plant.  As this testing is completed and the information becomes available, products will begin to be formulated to treat certain ailments and other products will be developed on the recreational side.

Other states are considering the legalization of marijuana and are looking for guidance to determine how to implement legislation to provide a stable cannabis market that is effective and safe.

As cannabis spreads throughout the world, there will be business opportunities for growers, dispensaries and other cannabis related business ventures that will attempt to capitalize on the expanding industry.

Customers will also seek cannabis products to help them with specific ailments.  They will want an easy to use tool to find the products they are seeking and will most likely want to find the products quickly.

Our Solution

We believe CannLabs delivers superior technology, science, and consulting services that brings credibility and responsibility to the global cannabis industry. We anticipate that CannLabs will be the trusted source for consumers, regulators, the media, investors, and businesses for cannabis education. The company, in our opinion is ‘the standard’ by which all others will be measured for innovation, testing methodologies, consulting services and education, that empower and protect consumers when choosing cannabis products. We believe the company delivers superior service by employing some of the most respected and talented people in the industry, leading-edge technology, and state of the art processes. The company follows strong ethical corporate governance to ensure long-term shareholder value.

Through the participating laboratories and the data/analytics that they provide, the Company is building a database of information related to the cannabis plant and its current uses and its potential uses.  The database will be utilized in various aspects of our business model.  It will be used in the consulting division to provide growers with information to maintain and/or improve their growing capabilities.  Driving customers to dispensaries is another use of the database that is currently being promulgated through our StrainData platform.  The database will also enable our customers to determine which products are providing the most revenue to them.

Our consulting division will also work with legislators in the remaining states and countries considering legalizing marijuana with determining the appropriate legislation for their constituents.  We have been instrumental in the legislative arena in assisting jurisdictions develop effective legislation and avoid pitfalls that encumber other jurisdictions.  The consulting division will also provide financial modeling services to assure that business opportunities are viable and assist the business community with obtaining licenses.  They will also work with customers in product development.

Our StrainData platform will allow consumers to locate easily products that they are seeking.  With the creation of our comprehensive database we will be able to inform consumers of products that others have tried for various ailments that may provide relief for them as well.  This information is not intended in any way to be a prescription of medicine, but merely informational based on science and previous users experience.  Once the specific product is located by the customer our StrainData platform will provide them with an easy to use locater that will give them an address, phone number, etc. of a local dispensary that carries the product and a map to get the customer there.

Our Intellectual Property

CannLabs has applied for a patent covering our StrainData parametric search system. The company has also applied for trademarks for “CannLabs, Inc.” and “StrainData.” Additionally it has purchased a trademark for “CannaLabs, Inc.”

Despite certain precautions taken by us, it may be possible for third parties to obtain and use our intellectual property without authorization. This risk may be increased due to the lack of any patent and/or copyright protection.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs. Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations. Management will from time to time determine whether applying for and pursuing patent and copyright protection is appropriate for us.  We have no guarantee that any applications will be granted or, if awarded, whether they will offer us any meaningful protection from other companies in our business, or that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

In addition, we cannot be certain that our technology will not infringe upon patents, copyrights or other intellectual property rights held by third parties. While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings. We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business. If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses. In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.

Research and Development

During 2014, and 2013, our research and development expenses were $71,578 and $0.

Our Revenue Model

As of the date of this report, we have generated most of our revenue from laboratory testing services.  We expect to continue to generate revenue principally from per-transaction fees from customers, which are on a pay-as-you-go basis, billed on a monthly basis, or through the use of bulk contracts where the payment of services is received in advance of the services being performed.   This portion of our business relies on a significant number of tests being performed.

We have generated some revenue through consulting projects.  We intend to grow this portion of our business substantially in 2015 as the opportunities to provide consulting services continue to increase.

Our StrainData platform will also provide opportunities for revenue through subscription based products and advertising placement.

Our Plan of Operation

Our plan for laboratory services is to open laboratories in markets that we have analyzed and believe that there is an ability to generate profits.  We have developed sophisticated models to allow us to evaluate particular markets based on numerous criteria.  We have identified North Las Vegas, Nevada as our next market to enter for laboratory services.

Consulting services will be generated primarily utilizing our referral base, which has been developed over many years by the professionals in that division.

StrainData will be fed by the laboratory services division as customers cannot participate in the StrainData program unless they test with CannLabs.

Sales and Marketing Strategy

CannLabs, Inc., is in a unique position to be able to address a significant part of the cannabis market due to leveraging its brand leadership in testing. The marketing goal is to maintain brand leadership in testing, and establish consulting and technology innovation as credible business constituents that support the company revenue goals. This is done through business and consumer education strategies about cannabis health and safety, and good business practices that are designed to reach key target audiences.

Target markets

Each business unit has distinct target audiences within their respective markets.

Laboratory Services	Growers, dispensaries and Manufactured-infused Products (“MIPs”)
in states where there are mandate-testing laws. Currently Colorado, Connecticut and Nevada.

Carbon & Cook	Cannabis and hemp business operators

Start-ups and prospective licensees

Ancillary companies in the space

State governments and regulatory agencies

Investors and funds

Other professional service providers

StrainData
A pre-requisite of the ‘wall-garden’ approach is that the company is primarily interested in driving awareness within states where CannLabs has a state certified laboratory. The nature of StrainData’s content skews the audience toward a more educated, affluent community, open to both recreational and medicinal applications for cannabis.

Established customers

Each business unit has the following established customers

Laboratory Services	The Company has over 120 regular testing clients in Colorado and tests for approximately 54% of the market.

Carbon & Cook	National pipeline including Florida, Maryland, and New York.

StrainData	Consumer base is dependent on availability of recent testing data from CannLabs.

Pricing strategy

The pricing strategy for the laboratory services will be based on market rates for similar testing services, with a potential premium added for the value added services that we provide.

The Carbon & Cook pricing strategy is to charge customers by the hour or the day or through a fixed fee. The determination of which fee structure to utilize will be determined by the magnitude, the time frame and the complexity of the project.

StrainData revenue comes from two sources: StrainData.com as a ‘destination’ and as a ‘platform’ service that allows data to be delivered via an API to other channels such as MJ Freeway, Leafly and wholesale cannabis exchange websites.

Communication strategies

CannLabs uses a range of communication strategies across multiple platforms to reach their target customers based on the opportunity of the business unit. This includes developing media partnerships as well as conventional marketing activities.

●	Digital

o	Website

o	E-marketing

o	Search Engine Optimization (SEO)

o	Social Media

●	Media

o	Digital

o	Print

●	Merchandising

o	Client retail store locations

●	Industry conferences and events

o	National and international

●	Public Relations

o	Mainstream and industry outreach

●	Investor Relations

o	Investment community outreach

CannLabs Certified Cannabis Testing Program (C3)

CannLabs has developed a certification program that allows for consumers to easily recognize laboratory-tested cannabis that meets or exceeds state-mandates. This program is exclusive to CannLabs testing clients and entitles them to promote their products on StrainData.com.  The seal associated with program is shown below:

Seasonality

Legalized cannabis is barely 15 months old and while we do not expect any significant seasonality patterns, as the market continues to grow, patterns of seasonality may emerge.

Competition

In the laboratory testing area, the main focus of customers is price, timing and results. From a pricing perspective, CannLabs is competitive within the market and is sensitive to the movement in pricing by various laboratories.

CannLabs uses the best instruments and has methodologies associated therewith that provide some of the fastest turnaround times in the industry. The labs constantly review testing methodologies to determine if there are faster processes that can be implemented, realizing that these new processes need to be tested and validated prior to being implemented.

CannLabs strives to ensure that its science is the best that it can be and pursues better technologies for analyzing the cannabis products as they become available.

The main focus to gain market share is to provide value added services that other laboratories do not provide. The proprietary Workflow program allows for ease of use by customers to obtain their results and track the movement of the tests through the laboratories. Additionally, the recent development of StrainData allows consumers to locate products with specific qualities efficiently. The StrainData platform also drives consumers to the dispensaries by providing directions to dispensaries once the consumer has found the product that they want.

Consulting

There are few well-known firms in the cannabis consulting realm. All firms are small with 1-10 consultants on staff. Cannabis consulting has exploded in the past few years, giving clients more options than ever. However, finding a quality consultant is challenging. As the marijuana industry has grown, it has attracted some under-qualified consultants eager to cash in on the introduction of the new cannabis industry.

The pool of consultants is inconsistent and includes owners of both failed and successful marijuana businesses, professionals with applicable experience from other sectors, and those with little or no knowledge of the industry or consulting principles; the spectrum of quality is wide.

C&C’s current competitors are small consulting firms; middle-of-the-road firms but not top-level consulting firms. The service offerings vary from firm to firm. One consulting firm primarily focuses on licensing and dispensary operations and is expanding into real estate and publishing. Another is a template driven licensing consulting firm. Some focus on cultivation management. Others provide full service management consulting and licensing services. Yet another provides licensing application, government relations, and compliance services to their clients.

C&C’s relationship with CannLabs and the product formulation, plant and food science, and data analytics is a distinct competitive advantage. No other firm has the ability to offer these services exclusively to their clients. As states continue to pass limited bills requiring non-combusted delivery methods, the demand for plant genetics and product formulation services will continue to grow.

Strategy influences every big decision a client makes — what markets to enter or exit, what acquisitions to make, what products to introduce. Our team highlights national expertise in quality control, operations and best practice that has as much institutional knowledge of developing cannabis markets than any policy or finance expert in the field. In order to stay relevant, C&C will continue to recruit the most respected experts from government and industry to expand the firm’s offerings making elite client services its foremost competitive strategy.

StrainData

StrainData competes in a very crowded space with several well-known brands.  By positioning itself as a platform, or more than simply an advertising-based model, StrainData.com differentiates itself from its competitors and offers a stronger value proposition to its clients.

Primary Competitors:

●	Weedmaps - First mover status created scenario where clients were all driving traffic to their WeedMaps profile for special promotions.

●	Leafly – Second to market and first to invest heavily in technology and brand development.

●	StickyGuide – Heavy California presence. Tied to DispensaryTools.com

●	THCfinder, and dozens of other sites – Stoner culture.

Secondary Competitors:

●	MassRoots – social/mobile application

●	Dispensary level websites

●	Hundreds of blogs

Formulation

The primary competitors are other laboratories and some of the consulting firms.

With the company’s state of the art tracking system and StrainData platform, it has a significant advantage over our competitors who merely focus on testing in the laboratory arena. The data analytics provided by CannLabs relationships with laboratories are the fuel to propel its consulting services. The consulting firm can perform additional services through its team of experts in the licensing and regulatory arenas, that none of the competition will be able to replicate under one roof in the near future.

Government Regulation

Marijuana is categorized as a Schedule I controlled substance by the Drug Enforcement Agency and the United States Department of Justice and is illegal to grow, possess and consume under Federal law. A Schedule I controlled substance is defined as a substance that has no currently accepted medical use in the United States, a lack of safety for use under medical supervision and a high potential for abuse. The Department of Justice defines Schedule 1 controlled substances as “the most dangerous drugs of all the drug schedules with potentially severe psychological or physical dependence.” However, since 1995, 23 states and the District of Columbia have passed state laws that permit doctors to recommend prescribing cannabis for medical-use and two states, Colorado and Washington, have enacted laws that legalize the adult-use of cannabis for any reason. This has created an unpredictable business-environment for dispensaries and collectives that legally operate under state-laws but in violation of Federal law. On August 29, 2013, United States Deputy Attorney General James Cole issued the Cole Memo to United States Attorneys guiding them to prioritize enforcement of Federal law away from the cannabis industry operating as permitted under state law, so long as:

●	cannabis is not being distributed to minors and dispensaries are not located around schools and public buildings;

●	the proceeds from sales are not going to gangs, cartels or criminal enterprises;

●	cannabis grown in states where it is legal is not being diverted to other states;

●	cannabis-related businesses are not being used as a cover for sales of other illegal drugs or illegal activity;

●	there is not any violence or use of fire-arms in the cultivation and sale of marijuana;

●	there is strict enforcement of drugged-driving laws and adequate prevention of adverse health consequences; and

●	cannabis is not grown, used, or possessed on Federal properties.

The Company provides and will provide laboratory technicians and scientists to the laboratories conducting testing. In Colorado, the MED provides badges to our employees that handle marijuana after they have completed the proper screening by the MED, including state and federal background checks and fingerprinting. The entrance to the laboratory of CannLabs Colorado is secured and is only accessible to employees. Visitors must sign in and be escorted through the laboratory by a properly badged employee. The laboratory has security cameras that can be monitored by the MED.

We do not employ minors and none of the marijuana leaves the CannLabs Colorado laboratory in a usable manner after testing. Further, the revenue that we generate is used to pay our employees, vendors and equipment suppliers, none of whom we believe are involved in gangs, cartels or criminal enterprises. CannLabs Colorado is only permitted to test marijuana that is within the Marijuana Enforcement Tracking Reporting Compliance (“METRC”) system that is maintained by the MED. Therefore, we only receive marijuana that is coming from an MED approved facility and in accordance with MED guidelines.

The security measures we have in place relative to the MED are measures that are required for CannLabs Colorado to maintain its MED Laboratory License.  As we expand into other states, there will be laboratory licenses that we will need to obtain as well as guidelines that we will need to follow in order to maintain those licenses.  As each state is different, we cannot determine now what the licensing process will require nor the guidelines that will be imposed.  In addition, there are local laws in effect, such as fire codes, etc. that must be adhered to in order to operate our business.  As we assess establishing a new laboratory, we assess the state and local regulations to comply with them, with the assistance of our Director of Compliance and Governmental Affairs.

The State of Colorado through the Marijuana Enforcement Division requires an occupational license to test medical marijuana and a Retail Marijuana Testing Facility license to test retail marijuana.  Because medical marijuana is not under any mandate for testing, the occupational licenses are granted to individuals working in the laboratory to allow for the possession and handling of regulated medical marijuana.  Retail marijuana does have mandated testing requirements, therefore, the establishment license requires that the laboratory be certified by the Colorado Department of Health to conduct research and analyze retail marijuana items for potency and contaminants.   In addition to security requirements, the retail marijuana license requires the laboratory to be owned and operated by Colorado residents, utilize the State’s METRC system, employ a qualified laboratory director and staff, maintain Standard Operating Procedures and a Quality Assurance and Control program approved by the Division, and complete proficiency testing.  The laboratory must also maintain testing, reporting, and chain of custody records for review by the Division.

The Cole Memo is meant only as a guide for United States Attorneys and does not alter in any way the Department of Justice’s Federal authority to enforce Federal law, including Federal laws relating to cannabis, regardless of state law. We believe and have implemented procedures and policies to ensure we are operating in compliance with the “Cole Memo”. However, we cannot provide assurance that our actions are in full compliance with the Cole Memo or any other laws or regulations.

While initially it was difficult for us to access the banking system it has become easier with less stringent interpretations of the Cole memo.  Our banks have requested information through questionnaires based on the Cole memo and we believe the banks have realized that our participation in the marijuana industry is limited by the amounts of marijuana that our employees are exposed to and the vendors that we pay. Currently we have good relationships with our banks, however, the federal regulators may decide to more strictly enforce the banking regulations, which could adversely affect our current banking relationships and our ability to conduct business.

The Obama administration has effectively stated that it is not an efficient use of resources to direct federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical marijuana. However, there is no guarantee that the administration will not change its stated policy regarding the low-priority enforcement of federal laws. Additionally, any new administration that follows could change this policy and decide to enforce the federal laws strongly. Any such change in the federal government’s enforcement of current federal laws could cause significant financial damage to us. While we do not intend to harvest, distribute or sell cannabis, we may be irreparably harmed by a change in enforcement by the Federal or state governments.

Employees

As of December 31, 2014, we had 37 employees, who were working in the areas of sales, marketing, laboratory testing, consulting, research and product development, web development, legal, finance and administration.  None of our employees are represented by a union or covered by a collective bargaining agreement.   We believe that our relations with our employees are good.

Company Information

CannLabs website can be found on the Internet at www.cannlabs.com. The website contains information about the Company and our operations. We make available free of charge through a link on our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, and amendments to these reports, as soon as we electronically file such material with, or furnish such material to, the Securities and Exchange Commission (“SEC”). These reports may be accessed on our website by following the link under Investor and then clicking on SEC filings.

ITEM 1A.  RISK FACTORS.

An investment in our common stock involves a high degree of risk.  You should carefully consider the following risk factors in addition to other information in this Annual Report on Form 10-K before purchasing our common stock. The risks and uncertainties described below are those that we currently deem to be material and that we believe are specific to our company and our industry.  In addition to these risks, our business may be subject to risks currently unknown to us.  If any of these or other risks actually occurs, our business may be adversely affected, the trading price of our common stock may decline, and you may lose all or part of your investment.

RISKS RELATING TO OUR BUSINESS

OUR BUSINESS IS DEPENDENT ON STATE LAWS PERTAINING TO THE CANNABIS INDUSTRY.

As of December 31, 2014, 23 states and the District of Columbia allow its citizens to use medical cannabis. Additionally, Colorado and Washington have legalized cannabis for adult use. Continued development of the cannabis industry is dependent upon continued legislative authorization of cannabis at the state level. Any number of factors could slow or halt progress in this area. Further, progress in the cannabis industry, while encouraging, is not assured. While there may be ample public support for legislative action, numerous factors impact the legislative process. Any one of these factors could slow or halt use of cannabis, which would negatively impact our business.

If Colorado state regulators found that CannLabs Colorado was not independent of our operations, Colorado regulators could revoke the Retail Marijuana license of CannLabs Colorado and the primary source of our operations would be significantly impaired.

CANNABIS REMAINS ILLEGAL UNDER FEDERAL LAW.

Despite the development of a cannabis industry legal under state laws, state laws legalizing medicinal and adult cannabis use are in conflict with the Federal Controlled Substances Act, which classifies cannabis as a Schedule I controlled substance and makes cannabis use and possession illegal on a national level. The United States Supreme Court has ruled that it is the Federal government that has the right to regulate and criminalize cannabis, even for medical purposes, and thus Federal law criminalizing the use of cannabis preempts state laws that legalize its use. However, the Obama Administration has effectively stated that it is not an efficient use of resources to direct Federal law enforcement agencies to prosecute those lawfully abiding by state-designated laws allowing the use and distribution of medical and recreational cannabis. Yet, there is no guarantee that the Obama Administration will not change its stated policy regarding the low-priority enforcement of Federal laws in states where cannabis has been legalized. Additionally, we face another presidential election cycle in 2016, and a new administration could introduce a less favorable policy or decide to enforce the Federal laws strongly. Any such change in the Federal government’s enforcement of Federal laws could cause significant financial damage to us and our shareholders.

LAWS AND REGULATIONS AFFECTING THE CANNABIS AND MARIJUANA INDUSTRIES ARE CONSTANTLY CHANGING, WHICH COULD DETRIMENTALLY AFFECT OUR BUSINESS, AND WE CANNOT PREDICT THE IMPACT THAT FUTURE REGULATIONS MAY HAVE ON US.

Local, state and federal cannabis laws and regulations are constantly changing and they are subject to evolving interpretations, which could require us to incur substantial costs associated with compliance or to alter one or more of our service offerings. In addition, violations of these laws, or allegations of such violations, could disrupt our business and result in a material adverse effect on our revenues, profitability, and financial condition. We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business. Any change in law or interpretation could have a material adverse effect on our business, financial condition, and results of operations.

AS THE POSSESSION AND USE OF CANNABIS IS ILLEGAL UNDER THE FEDERAL CONTROLLED SUBSTANCES ACT, WE MAY BE DEEMED TO BE AIDING AND ABETTING ILLEGAL ACTIVITIES THROUGH THE SERVICES THAT WE PROVIDE TO USERS.  AS A RESULT, WE MAY BE SUBJECT TO ENFOREMENT ACTIONS BY LAW ENFORCEMENT AUTHORITIES, WHICH WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS.

Under Federal law, and more specifically the Federal Controlled Substances Act, the possession, use, cultivation, and transfer of cannabis is illegal. Our business provides services to customers that are engaged in the business of possession, use, cultivation, and/or transfer of cannabis. As a result, law enforcement authorities, in their attempt to regulate the illegal use of cannabis, may seek to bring an action or actions against us, including, but not limited to, a claim of aiding and abetting another’s criminal activities. The Federal aiding and abetting statute provides that anyone who “commits an offense against the United States or aids, abets, counsels, commands, induces or procures its commission, is punishable as a principal.” 18 U.S.C. §2(a). As a result of such an action, we may be forced to cease operations and our investors could lose their entire investment. Such an action would have a material negative effect on our business and operations.

FEDERAL ENFORCEMENT PRACTICES COULD CHANGE WITH RESPECT TO SERVICES PROVIDERS TO PARTICIPANTS IN THE CANNABIS INDUSTRY, WHICH COULD ADVERSELY IMPACT US.  IF THE FEDERAL GOVERNMENT WERE TO CHANGE ITS PRACTICES, OR WERE TO EXPAND ITS RESOURCES ATTACKING PROVIDERS IN THE CANNABIS INDUSTRY, SUCH ACTION COULD HAVE A MATERIALLY ADVERSE EFFECT ON OUR OPERATIONS, OUR CUSTOMERS, OR THE SALES OF OUR PRODUCTS.

It is possible that additional Federal or state legislation could be enacted in the future that would prohibit our customers from selling cannabis, and if such legislation were enacted, such customers may discontinue the use of our services, our potential source of customers would be reduced, causing revenues to decline. Further, additional government disruption in the cannabis industry could cause potential customers and users to be reluctant to use our services, which would be detrimental to the Company.

We cannot predict the nature of any future laws, regulations, interpretations or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our business.

EXPANSION BY WELL-ESTABLISHED LABORATORY TESTING COMPANIES INTO THE CANNABIS INDUSTRY COULD PREVENT US FROM REALIZING ANTICIPATED GROWTH IN CUSTOMERS AND REVENUES.

Traditional laboratory testing companies may expand their businesses into cannabis testing. If they decided to expand into cannabis testing, this could hurt the growth of our business and cause our revenues to be lower than we expect.

DUE TO OUR INVOLVEMENT IN THE CANNABIS INDUSTRY, WE MAY HAVE A DIFFICULT TIME OBTAINING THE VARIOUS INSURANCES THAT ARE DESIRED TO OPERATE OUR BUSINESS, WHICH MAY EXPOSE US TO ADDITIONAL RISK AND FINANCIAL LIABILITIES.

Insurance that is otherwise readily available, such as workers compensation, general liability, and directors and officers insurance, is more difficult for us to find, and more expensive, because we are service providers to companies in the cannabis industry. There are no guarantees that we will be able to find such insurances in the future, or that the cost will be affordable to us. If we are forced to go without such insurances, it may prevent us from entering into certain business sectors, may inhibit our growth, and may expose us to additional risk and financial liabilities.

PARTICIPANTS IN THE CANNABIS INDUSTRY MAY HAVE DIFFICULTY ACCESSING THE SERVICE OF BANKS, WHICH MAY MAKE IT DIFFICULT FOR US TO OPERATE.

Despite recent rules issued by the United States Department of the Treasury mitigating the risk to banks who do business with cannabis companies permitted under state law, as well as recent guidance from the United States Department of Justice, banks remain wary to accept funds from businesses in the cannabis industry. Since the use of cannabis remains illegal under Federal law, there remains a compelling argument that banks may be in violation of Federal law when accepting for deposit, funds derived from the sale or distribution of cannabis. Consequently, businesses involved in the cannabis industry continue to have trouble establishing banking relationships. An inability to open bank accounts may make it difficult for us, or some of our customers, to do business.

WE HAVE A LIMITED OPERATING HISTORY AND IF WE ARE NOT SUCCESSFUL IN CONTINUING TO GROW OUR BUSINESS, THEN WE MAY HAVE TO SCALE BACK OR EVEN CEASE OUR ONGOING BUSINESS OPERATIONS.

We have a limited operating history. Our operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We have generated positive earnings, however, there can be no assurance that we will continue to operate profitably. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

WE MAY NEED ADDITIONAL CAPITAL TO FUND OUR OPERATIONS.

We will require additional capital to fund the anticipated expansion of our business and to pursue targeted revenue opportunities. We are currently contemplating a capital raise of up to $10 million. However, we cannot assure you that we will be able to raise additional capital. If we are able to raise additional capital, we do not know what the terms of any such capital raising would be, and whether they will be on terms acceptable to us.  In addition, any future sale of our equity securities would dilute the ownership and control of our current shareholders and could be at prices substantially below prices at which our shares currently trade. Our inability to raise capital could require us to significantly curtail or terminate our operations.

OUR FAILURE TO MANAGE GROWTH EFFECTIVELY COULD IMPAIR OUR BUSINESS.

Our business strategy envisions a period of rapid growth that may put a strain on our administrative, operational resources and funding requirements. Our ability to effectively manage growth will require us to continue to expand the capabilities of our operational and management systems and to attract, train, manage and retain qualified personnel. There can be no assurance that we will be able to do so, particularly if losses continue and we are unable to obtain sufficient financing. If we are unable to successfully manage growth, our business, prospects, financial condition, and results of operations could be adversely affected.

OUR PLANS ARE DEPENDENT UPON KEY INDIVIDUALS AND THE ABILITY TO ATTRACT QUALIFIED PERSONNEL.

In order to execute our business plan, we will be dependent on Mark Mirken, our Chief Executive Officer and Director and Genifer Murray, our founder, President, and Director, as well as other key personnel.  The loss of any of the foregoing individuals could have a material adverse effect upon our business prospects.  Moreover our success continues to depend to a significant extent on our ability to identify, attract, hire, train and retain qualified professional, creative, technical and managerial personnel.  Competition for such personnel is intense, and there can be no assurance that we will be successful in identifying, attracting, hiring, training, and retaining such personnel in the future.  If we are unable to hire, assimilate and retain such qualified personnel in the future, our business, operating results, and financial condition could be materially adversely effected.  We may also depend on third party contractors and other partners, to assist with the execution of our business plan.  There can be no assurance that we will be successful in either attracting and retaining qualified personnel, or creating arrangements with such third parties.  The failure to succeed in these endeavors would have a material adverse effect on our ability to consummate our business plans.

We have taken various steps to address our ability to retain our key employees. We have nondisclosure and non-compete agreements with all of our employees.  In addition, our key employees also have received stock grants which vest over three years and the unvested portions thereof would be forfeited if they elected to leave the Company or were terminated.

OUR LACK OF PATENT AND/OR COPYRIGHT PROTECTION AND ANY UNAUTHORIZED USE OF OUR PROPRIETARY INFORMATION AND TECHNOLOGY, MAY ADVERSELY AFFECT OUR BUSINESS.

We currently rely on a combination of protections by contracts, including confidentiality and nondisclosure agreements, and common law rights, such as trade secrets, to protect our intellectual property.  However, we cannot assure you that we will be able to adequately protect our technology or other intellectual property from misappropriation in the U.S. and abroad.  This risk may be increased due to the lack of any patent and/or copyright protection.  Any patent issued to us could be challenged, invalidated or circumvented or rights granted thereunder may not provide a competitive advantage to us.  Furthermore, patent applications that we filed may not result in issuance of a patent, or, if a patent is issued, the patent may not be issued in a form that is advantageous to us.  Despite our efforts to protect our intellectual property rights, others may independently develop similar products, duplicate our products or design around our patents and other rights.  In addition, it is difficult to monitor compliance with, and enforce, our intellectual property rights on a worldwide basis in a cost-effective manner.  In jurisdictions where foreign laws provide less intellectual property protection than afforded in the U.S., our technology or other intellectual property may be compromised, and our business could be materially adversely affected.  If any of our proprietary rights are misappropriated or we are forced to defend our intellectual property rights, we will have to incur substantial costs.  Such litigation could result in substantial costs and diversion of our resources, including diverting the time and effort of our senior management, and could disrupt our business, as well as have a material adverse effect on our business, prospects, financial condition and results of operations.  We can provide no assurance that we will have the financial resources to oppose any actual or threatened infringement by any third party.  Furthermore, any patent or copyrights that we may be granted may be held by a court to infringe on the intellectual property rights of others and subject us to the payment of damage awards.

WE MAY BE SUBJECT TO CLAIMS WITH RESPECT TO THE INFRINGEMENT OF INTELLECTUAL PROPERTY RIGHTS OF OTHERS, WHICH COULD RESULT IN SUBSTANTIAL COSTS AND DIVERSION OF OUR FINANCIAL AND MANAGEMENT RESOURCES.

Third parties may claim that we are infringing on their intellectual property rights.  We may violate the rights of others without our knowledge.  We may expose ourselves to additional liability if we agree to indemnify our clients against third party infringement claims.  While we know of no basis for any claims of this type, the existence of and ownership of intellectual property can be difficult to verify and we have not made an exhaustive search of all patent filings.  Additionally, most patent applications are kept confidential for twelve to eighteen months, or longer, and we would not be aware of potentially conflicting claims that they make.  We may become subject to legal proceedings and claims from time to time relating to the intellectual property of others in the ordinary course of our business.  If we are found to have violated the intellectual property rights of others, we may be enjoined from using such intellectual property, and we may incur licensing fees or be forced to develop alternative technology or obtain other licenses.  In addition, we may incur substantial expenses in defending against these third party infringement claims and be diverted from devoting time to our business and operational issues, regardless of the merits of any such claim.  In addition, in the event that we recruit employees from other companies, including certain potential competitors, we may become subject to claims that such employees have improperly used or disclosed trade secrets or other proprietary information.  If any such claims were to arise in the future, litigation or other dispute resolution procedures might be necessary to retain our ability to offer our current and future services, which could result in substantial costs and diversion from financial and management resources.  Successful infringement or licensing claims against us may result in substantial monetary damages, which may materially disrupt the conduct of our business and have a material adverse effect on our reputation, business financial condition and results of operations.  Even if intellectual property claims brought against us are without merit, they could result in costly and time consuming litigation, and may divert our management and key personnel from operating our business.

SECURITY BREACHES AND OTHER DISRUPTIONS COULD COMPROMISE OUR INFORMATION AND EXPOSE US TO LIABILITY, WHICH COULD CAUSE OUR BUSINESS AND REPUTATION TO SUFFER.

In the ordinary course of our business, we collect and store sensitive data, including intellectual property, our proprietary business information and that of our customers, and personally identifiable information of our employees on our networks. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations and the services we provide to customers, and damage our reputation, and cause a loss of confidence in our services, which could adversely affect our business/operating margins, revenues and competitive position.

AS A PUBLIC COMPANY, WE ARE REQUIRED TO INCUR SUBSTANTIAL EXPENSES.

We are subject to the periodic reporting requirements of the Exchange Act, which requires, among other things, review, audit, and public reporting of our financial results, business activities, and other matters. SEC regulations, including regulations enacted as a result of the Sarbanes-Oxley Act of 2002, have also substantially increased the accounting, legal, and other costs related to compliance with SEC reporting obligations. If we do not have current information about our Company available to market makers, they will not be able to trade our stock. The public company costs of preparing and filing annual and quarterly reports, and other information with the SEC will cause our expenses to be higher than they would be if we were privately-held.  These increased costs may be material and may include the hiring of additional employees and/or the retention of additional advisors and professionals. Our failure to comply with the federal securities laws could result in private or governmental legal action against us and/or our officers and directors, which could have a detrimental effect on our business and finances, the value of our stock, and the ability of stockholders to resell their stock.

RISKS RELATED TO OUR COMMON STOCK

OUR OFFICERS AND DIRECTORS OWN A LARGE AMOUNT OF OUR COMMON STOCK, ARE IN A POSITION TO AFFECT ALL MATTERS REQUIRING SHAREHOLDER APPROVAL, WHICH MAY LIMIT MINORITY SHAREHOLDERS’ ABILITIY TO INFLUENCE CORPORATE AFFAIRS.

As of June 15, 2015 our officers and directors beneficially own an aggregate of 14,350,000 shares of our common stock.  We have 65,164,704 outstanding shares of common stock.  Our officers and directors beneficially own approximately 43.3% of our outstanding common stock at December 31, 2014. These persons are in a position to significantly affect all matters requiring shareholder approval, including the election of directors. The interests of our officers, directors and their affiliates may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would be severely limited in their ability to override their decisions. This level of control may also have an adverse impact on the market value of our shares because they may institute or undertake transactions, policies or programs that result in losses, may not take steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

TRADING IN OUR COMMON STOCK HAS BEEN LIMITED, THERE IS NO SIGNIFICANT TRADING MARKET FOR OUR COMMON STOCK, AND PURCHASERS OF OUR COMMON STOCK MAY BE UNABLE TO SELL THEIR SHARES.

Our common stock is currently eligible for quotation on the OTC Pink market, however trading to date has been limited.  If activity in the market for shares of our common stock does not increase, purchasers of our shares may find it difficult to sell their shares.  We currently do not meet the initial listing criteria for any registered securities exchange, including the Nasdaq Stock Market.  The OTC Pink market is a less recognized market than the foregoing exchanges and is often characterized by low trading volume and significant price fluctuations.  These and other factors may further impair our stockholders’ ability to sell their shares when they want to and/or could depress our stock price. As a result, stockholders may find it difficult to dispose of, or obtain accurate quotations of the price of our securities because smaller quantities of shares could be bought and sold, transactions could be delayed and security analyst and news coverage of our Company may be limited.  These factors could result in lower prices and larger spreads in the bid and ask prices for our shares of common stock.

APPLICABLE SEC RULES GOVERNING THE TRADING OF “PENNY STOCKS” MAY LIMIT THE TRADING AND LIQUIDITY OF OUR COMMON STOCK WHICH MAY AFFECT THE TRADING PRICE OF OUR COMMON STOCK.

Our common stock is a “penny stock” as defined under Rule 3a51-1 of the Exchange Act, and is accordingly subject to SEC rules and regulations that impose limitations upon the manner in which our common stock can be publicly traded.   Penny stocks generally are equity securities with a per share price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer’s account.  In addition, broker-dealers who sell these securities to persons other than established customers and “accredited investors” must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  Consequently, these requirements may have the effect of reducing the level of trading activity, if any, of our common stock and reducing the liquidity of an investment in our common stock.

WE HAVE OUTSTANDING SHARES OF PREFERRED STOCK WITH RIGHTS AND PREFERENCES SUPERIOR TO THOSE OF OUR COMMON STOCK.

The issued and outstanding shares of Series A Cumulative Convertible Preferred Stock grant the holders of such preferred stock anti-dilution, voting, dividend and liquidation rights that are superior to those held by the holders of our common stock. The issuance of shares of common stock in the future, issuances or deemed issuances of additional shares of common stock for a price below the applicable preferred stock conversion price (currently $0.01664 per share),  will have the effect of diluting current shareholders.

IF WE FAIL TO ESTABLISH AND MAINTAIN AN EFFECTIVE SYSTEM OF INTERNAL CONTROL, WE MAY NOT BE ABLE TO REPORT OUR FINANCIAL RESULTS ACCURATELY OR PREVENT FRAUD. ANY INABILITY TO REPORT AND FILE OUR FINANCIAL RESULTS ACCURATELY AND TIMELY COULD HARM OUR REPUTATION AND ADVERSELY IMPACT THE TRADING PRICE OF OUR COMMON STOCK.

Effective internal control is necessary for us to provide reliable financial reports and prevent fraud. If we cannot provide reliable financial reports or prevent fraud, we may not be able to manage our business as effectively as we would if an effective control environment existed, and our business and reputation with investors may be harmed. As a result, our small size and any current internal control deficiencies may adversely affect our financial condition, results of operation and access to capital. We have not performed an in-depth analysis to determine if historical un-discovered failures of internal controls exist, and may in the future discover areas of our internal control that need improvement.

PUBLIC COMPANY COMPLIANCE MAY MAKE IT MORE DIFFICULT TO ATTRACT AND RETAIN OFFICERS AND DIRECTORS.

The Sarbanes-Oxley Act and rules implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs in 2015 and beyond and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers, and to maintain insurance at reasonable rates, or at all.

BECAUSE WE BECAME PUBLIC BY MEANS OF A REVERSE MERGER, WE MAY NOT BE ABLE TO ATTRACT THE ATTENTION OF MAJOR BROKERAGE FIRMS.

There may be risks associated with us becoming public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of us since there is no incentive to brokerage firms to recommend the purchase of our common stock. No assurance can be given that brokerage firms will, in the future, want to conduct any offerings on behalf of our post-merger company.

OUR OPERATING RESULTS MAY FLUCTUATE CAUSING VOLATILITY IN OUR STOCK PRICE.

Our operating results may fluctuate as a result of a number of factors, many of which are outside of our control. The following factors may affect our operating results causing volatility in our stock price:

●	Our ability to execute our business plan;

●	Our ability to compete effectively;

●	Our ability to continue to attract consumers;

●	The amount and timing of operating costs and capital expenditures related to the maintenance and expansion of our business, operations and infrastructure;

●	General economic conditions and those economic conditions specific to cannabis industry; and

●	Our ability to attract, motivate and retain top-quality employees.

OUR STOCK PRICE MAY BE VOLATILE.

The market price of our common stock is highly volatile and subject to wide fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

●	Changes in our industry;

●	Competitive pricing pressures;

●	Our ability to obtain working capital financing;

●	Quarterly variations in our results of operations;

●	Changes in estimates of our financial results;

●	Investors’ general perception of us;

●	Disruption to our operations;

●	The emergence of new sales channels in which we are unable to compete effectively;

●	Commencement of, or our involvement in, litigation;

●	Any major change in our board or management; and

●	Changes in governmental regulations or in the status of our regulatory approvals.

WE HAVE NOT PAID DIVIDENDS IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS IN THE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

We have never paid cash dividends on our common stock and do not anticipate doing so in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting us at such time as our board of directors may consider relevant.   The Series A Preferred shares carry an annual 8% per share cumulative dividend, payable when and if declared by the Board of Directors and prior and in preference to payment of any dividends on the common stock.  In addition, upon a liquidation event, the Company shall first pay to the holders of the Series A Preferred Shares an amount per share equal to $1.00 per Series A Preferred Share plus accrued and unpaid dividends on each Share of Series A Preferred Stock (the “Series A Preferred Amount”).  After full payment of the liquidation preference amount to the holders of the Series A Preferred Shares, the Company will then distribute the remaining assets to holders of common stock, other junior preferred shares (if any) and the Series A Preferred Shares on an as-if-converted basis.  If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if our stock price appreciates, and may become worthless if a liquidation event occurs based on the Series A Preferred Share preference .

OUR SHARES OF COMMON STOCK ARE VERY THINLY TRADED, AND THE PRICE MAY NOT REFLECT OUR VALUE AND THERE CAN BE NO ASSURANCE THAT THERE WILL BE AN ACTIVE MARKET FOR OUR SHARES OF COMMON STOCK EITHER NOW OR IN THE FUTURE.

Our shares of common stock are very thinly traded, only a small percentage of our common stock is available to be traded and is held by a small number of holders and the price, if traded, may not reflect our actual or perceived value. There can be no assurance that there will be an active market for our shares of common stock either now or in the future. The market liquidity will be dependent on the perception of our operating business, among other things. We will take certain steps including utilizing investor awareness campaigns, press releases, road shows and conferences to increase awareness of our business and any steps that we might take to bring us to the awareness of investors may require that we compensate consultants with cash and/or stock. There can be no assurance that there will be any awareness generated or the results of any efforts will result in any impact on our trading volume. Consequently, investors may not be able to liquidate their investment or liquidate it at a price that reflects the value of the business and trading may be at an inflated price relative to the performance of our company due to, among other things, availability of sellers of our shares. If a market should develop, the price may be highly volatile. Because there may be a low price for our shares of common stock, many brokerage firms or clearing firms may not be willing to effect transactions in the securities or accept our shares for deposit in an account. Even if an investor finds a broker willing to effect a transaction in the shares of our common stock, the combination of brokerage commissions, transfer fees, taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of low priced shares of common stock as collateral for any loans.

OFFERS OR AVAILABILITY FOR SALE OF A SUBSTANTIAL NUMBER OF SHARES OF OUR COMMON STOCK MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE.

If our stockholders sell substantial amounts of our common stock in the public market, including shares issued in the Private Placement upon the effectiveness of the registration statement required to be filed, or upon the expiration of any statutory holding period under Rule 144, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which, the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could make more difficult our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

WE MAY APPLY THE PROCEEDS OF THE PRIVATE PLACEMENT AND NOTE PURCHASE AGREEMENT TO USES THAT ULTIMATELY DO NOT IMPROVE OUR OPERATING RESULTS OR INCREASE THE VALUE OF YOUR INVESTMENT.

We intend to use the net proceeds from the Private Placement and Note Purchase Agreement for general working capital purposes. Funds will be spent on additional employees and marketing programs to attract customers to use our services. Additionally, funds will be spent on expansion of laboratories into other states other than Colorado and Connecticut. Our management will have broad discretion in how we use these proceeds. These proceeds could be applied in ways that do not ultimately improve our operating results or otherwise increase the value of an investment in our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

Our principal offices are currently located at 3888 E. Mexico Avenue, Suite 202, Denver, Colorado 80210.  We also lease space for participating laboratories at 40 Weston Street, Hartford, Connecticut and 500 E. Cheyenne, North Las Vegas, Nevada 89030. We have a lease for the E. Mexico location which expires in June 2016 at a monthly rental of $5,125.  In Connecticut, we have a lease which expires December 2019 at a monthly rental of $5,103.  In Nevada, we are not paying rent, however, our rental obligation will begin on March 15, 2015 and will expire March 15, 2020 at a monthly rental of $12,000, plus two percent of revenue in excess of $2 million and 3% of revenue in excess of $4 million.  We also lease additional space in other areas to house portions of our management team and other employees when our operations require such additional space.

ITEM 3.  LEGAL PROCEEDINGS.

Petition for Determination of Value Pursuant to C.R.S. §7-113-301

On October 27, 2014, we filed a petition for determination of value of shares in accordance with §7-113-301 of the Colorado Revised Statutes (the “CRS”). The respondent, Greg Drumm purchased an interest in Carbon Bond Holdings, LLC, a predecessor entity to our subsidiary, Carbon Bond Holdings, Inc. Following our acquisition of Carbon Bond on June 12, 2014, Mr. Drumm exercised his dissenter’s rights under §7-113-209 and demanded payment for his shares based upon his calculation of their fair value. The Company subsequently determined the fair value of Mr. Drumm’s shares in accordance with §7-113-206 of the CRS and submitted payment to Mr. Drumm. Mr. Drumm subsequently informed us that he was rejecting our offer. Accordingly, we have petitioned to the court to determine the fair value of Mr. Drumm’s shares. A two-day bench trial is scheduled to begin on October 13, 2015. We are confident in our calculation of the fair value of the shares; and are actively engaged in settlement discussions with Mr. Drumm, however, there can be no assurances as to the ultimate outcome of the matter.

Medical Marijuana, Inc. and HempMeds PX, LLC v. CannLabs, Inc., Rifle Mountain, LLC, Genifer Murray and Jason Crawford, Superior Court of California, County of San Diego, Case No. 37-2014-00036039-CU-DF-CTL

On October 22, 2014, plaintiffs, Medical Marijuana, Inc. and HempMeds PX, LLC filed a lawsuit against us, our President, Genifer Murray, Rifle Mountain, LLC and Jason Crawford alleging, among other things, that Ms. Murray posted false statements about the safety of the plaintiffs’ products on the Internet and that CannLabs, Rifle Mountain and Mr. Crawford intentionally interfered with plaintiffs’ existing prospective relationships with multiple individuals and companies. The plaintiffs are seeking damages in excess of $100 million. We believe that the case has been brought in an attempt to promote the plaintiff’s business and to disrupt our competitive position on the market. We filed a motion to quash service of summons for lack of personal jurisdiction as to the Company and Ms. Murray and the hearing was held on May 8, 2015. The motion was granted, and each of the Company and Ms. Murray was dismissed from the case for lack of personal jurisdiction.

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

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS   AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Pink market under the trading symbol “CANL”.  The following table sets forth the range of high and low bid prices of our common stock for the periods indicated as reported by the OTC QB.  Until recently, there was only sporadic and intermittent trading activity of our common stock.  The quoted prices represent only prices between dealers on each trading day as submitted from time to time by certain of the securities dealers wishing to trade in our common stock, do not reflect retail mark-ups, mark-downs or commissions, and may not represent, or differ substantially from, prices in actual transactions.

Fiscal Year Ended December 31, 2014	High	Low
Quarter ended June 30, 2014 (commencing June 12, 2014,	$1.77	$1.17
Quarter ended September 30, 2014	$2.43	$0.95
Quarter ended December 31, 2014	$1.19	$0.70

Common Stockholders

As of December 31, 2014, our shares of Common Stock were held by 34 stockholders of record.

Dividend Policy

We have never declared or paid a cash dividend. At this time, we do not anticipate paying dividends in the foreseeable future. The declaration and payment of dividends is subject to the discretion of our board of directors and will depend upon our earnings (if any), our financial condition, and our capital requirements.

Purchases of equity securities by the issuer and affiliated purchasers

The Company did not repurchase any common stock in the fourth quarter of 2014.

Transfer Agent

Our Transfer Agent is Colonial Stock Transfer and their address is 66 Exchange Place, Suite 100, Salt Lake City, Utah  84111, and their phone number is 801-355-5740.

ITEM 6. SELECTED FINANCIAL DATA.

Not required.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This Management’s Discussion and Analysis of Financial Condition And Results Of Operations and other parts of this Annual Report on Form 10-K contain forward-looking statements that involve risks and uncertainties.  All forward-looking statements included in this Annual Report on Form 10-K are based on information available to us on the date hereof, and except as required by law, we assume no obligation to update any such forward-looking statements.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the caption Item 1A “Risk Factors” and elsewhere herein.  The following should be read in conjunction with our annual financial statements contained elsewhere in this report.

Overview

The Company was incorporated as a Nevada corporation on January 10, 2006 for the purpose of designing and modifying motorsport racecars for its own use, providing race consulting services to other race teams and competing in organized racing events.  On June 12, 2014, the Company’s wholly-owned subsidiary merged into the Company and the Company changed its name from “Speedsport Branding, Inc.” to “CannLabs, Inc.”  CannLabs is a multi-faceted leader of innovation in the cannabis industry.

CannLabs focuses on three primary areas of revenue generation.  First is laboratory services, which focuses on mandated testing of cannabis products, but also provides the data/analytics required in certain instances by the other revenue generating disciplines.  Second is consulting, which has four focuses including Government Affairs, Financial Services, Business Operations and Quality Assurance.  In pursuing the consulting business, we concentrate on the health and safety of the public.  Our final revenue generator is StrainData, that can produce revenue in many ways, including advertising on the web application itself, through subscription arrangements, and through the assistance with cannabis brokers who use the testing results to add validity to the products being brokered.

Strategic Outlook

We believe that the cannabis industry will continue to grow over the long term.  We have seen 23 states and Washington, D.C. legalize cannabis in one form or another.  Within the industry, we intend to provide laboratory services to those states who have mandated testing.  To the states and countries coming online, we intend to assist with legislation that provides a safe and healthy environment where the industry can continue its growth.  Additionally, to established states we can assist growers and dispensaries to provide quality assurance and best practices in cultivating the cannabis plants and products.

To consumers who are either medicinal or recreational users, we have created StrainData, which is a web application, allowing the consumer to use analytical testing data to determine the product profile that fits their need.  This is in no way meant to provide medical advice, however, it has been developed by scientific data and users of cannabis products that have realized the benefits of the cannabis plant and/or cannabis products.  The goal of StrainData is to elevate the usage of cannabis products to a more sophisticated user group.  StrainData also provides a parametric search to enable the consumers to easily find a dispensary that carries the product for which they are searching.

Our ability to raise additional financing, the continued growth of the cannabis industry, and compliance with regulatory and reporting requirements are all external conditions that may affect our ability to execute our business plan.

Our primary strategic objectives over the next 12-18 months are to evaluate new markets and enter the markets that provide us the greatest ability to establish laboratories and generate profitability.  Additionally we plan to significantly increase our consulting business and bring StrainData to complete fruition. We plan to achieve that by monitoring closely the legislation in the states and countries that do not currently have mandated testing and evaluating our participation in those markets and the profitability of the market.  We also intend to work with the legislators to provide a healthy and safe market and provide growers and dispensaries with quality assurance relative to their products.  In our effort with StrainData, we plan to develop a mobile application for even easier ability to the customer to find the products that fit their needs and make strategic relationships with brokers in the cannabis market to establish the brokerage market of cannabis.

We believe that our near-term success will depend particularly on our ability to develop customer awareness and confidence in our service.  Since we have limited capital resources, we will need to closely manage our expenses and conserve our cash by continually monitoring any increase in expenses and reducing or eliminating unnecessary expenditures. Our plans must be considered in light of the risks, expenses and difficulties encountered by companies at an early stage of development, particularly given that we operate in a new and rapidly evolving industry, that we have limited financial resources, and face an uncertain economic environment. We may not be successful in addressing such risks and difficulties.

Results of Operations

Comparison of the Years Ended December 31, 2014 and 2013

The following discussion analyzes our results of operations for the years ended December 31, 2014 and 2013. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue

During the year ended December 31, 2014 and 2013, we generated revenues of $1,364,760 and 300,734, an increase of $1,064,026. The increase in revenue resulted from mandated testing for potency beginning May 1, 2014.

Net Loss

We had a net loss of $3,242,681 for the year ended December 31, 2014 compared to net income of $7,476 for the year ended December 31, 2013, an increase in the loss of $3,250,157.  Our increase of net loss was primarily attributable to non-cash compensation of $1,007,056 as well as additional administrative payroll of $737,303.

Cost of Revenues

For the year ended December 31, 2014, cost of revenues was $886,646, an increase of $771,286 from $109,360 for the year ended December 31, 2013.  This resulted from additional labor and supplies needed to support the growth in capacity of the laboratories.

General and Administrative

We incurred general and administrative expenses of $1,267,533 for the year ended December 31, 2014 compared to $107,052 for the year ended December 31, 2013, an increase of $1,160,481.    The primary increases related to professional fees related to Securities Exchange Commission filings and defending lawsuits, rent for expanded office space, software development related to StrainData and travel.

Administrative Payroll

Administrative payroll increased to $1,737,186 for the year ended December 31, 2014, from $71,711 for the year ended December 31, 2013, an increase of $1,665,475.  This resulted from building our management team to include a Chief Executive Officer, Chief Financial Officer as well as other key management members.

Sales and Marketing

Sales and marketing expenses were $661,057 for the year ended December 31, 2014, an increase of $657,628 from $3,429 for the year ended December 31, 2013.  The primary increases related to payroll, advertising expenses and website expenses.

Interest Expense

For the year ended December 31, 2014, interest expense was $50,197, an increase of $48,491 from $1,706 for the year ended December 31, 2013. This was a result of a loan issued by a shareholder to sustain the company’s operations.

Comparison of the Years Ended December 31, 2013 and 2012

The following discussion analyzes our results of operations for the years ended December 31, 2013 and 2012. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the year ended December 31, 2013, we generated revenues of $300,734 and $182,582 for the year ended December 31, 2012, an increase of $118,152. We had net income of $7,476 for the year ended December 31, 2013 compared to a net loss of $4,389 for the year ended December 31, 2012, an increase of $11,865.

The increase in revenue was a result of more customers beginning to test their product in anticipation of the mandatory testing requirements in Colorado, as well as a consulting project.

Cost of Revenues

For the year ended December 31, 2013, cost of revenues was $109,360, an increase of $27,765 from $81,595 for the year ended December 31, 2012. The increase was a result of additional labor and supplies needed to support the increase operations.

General and Administrative

We incurred general and administrative expenses of $107,052 for the year ended December 31, 2013 compared to $51,684 for the year ended December 31, 2012, an increase of $55,368. The primary increases related to rent, travel and website development, as well as costs to build the business infrastructure.

Payroll

For the year ended December 31, 2013, payroll not included in cost of revenues and sales and marketing was $71,711, an increase of $20,736 from $50,975 for the year ended December 31, 2012. This relates to bringing on more staff to support the increase in revenue.

Marketing

We incurred marketing expenses of $3,429 for the year ended December 31, 2013 compared to $2,717 for the year ended December 31, 2012, an increase of $712.   This increase was mainly a result of printing costs and promotional events .

Interest expense

For the year ended December 31, 2013, interest expense was $1,706, an increase of $1,706 from the year ended December 31, 2012. This was a result of a loan issued by a shareholder to sustain the company’s operations.

Liquidity and Capital Resources

Net cash used in operating activities increased to ($1,257,271) for the year ended December 31, 2014 as compared to $51,945 for the year ended December 31, 2013 a decrease of $1,309,216.  The decrease resulted primarily from expanded operations including hiring employees, marketing our brand and establishing the infrastructure of the Company.

Net cash used in investing activities was $334,071 for the year ended December 31, 2014 as compared to $70,400 for the year ended December 31, 2013, an increase of $263,671.  The increase was primarily related to the purchase of equipment as operations expanded.

Net cash provided by financing activities increased by $1,483,550 to $1,548,288 for the year ended December 31, 2014 from $64,738 for the year ended December 31, 2013.  Cash provided by financing activities during the year ended December 31, 2014 consisted of our Series A Preferred Stock offering, netting $500,000 and the issuance of notes payable of $968,800 and draws on our line of credit of $300,000, offset by the repayment of our capital leases of $220,512.

Subsequent to December 31, 2014, additional cash was provided from financing activities as described below:

We drew the remaining $450,000 from our line of credit.

One of our majority shareholders provided additional funding of $450,000, which will be repaid after $1.0 million of funding has been raised.

Our revenues have been insufficient to cover our expenses and we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank or other financial institution.

We have focused on developing and implementing our business plan.  We believe that our existing cash resources will not be sufficient to sustain our operations during the next twenty-four months.  We currently need to generate sufficient revenues to support our cost structure to enable us to pay ongoing costs and expenses as they are incurred, and execute the business plan.  If we cannot generate sufficient revenue to fund our business plan, we intend to seek to raise such financing through the sale of debt and/or equity securities. We are currently contemplating a capital raise of up to $10 million. The issuance of additional equity would result in dilution to existing shareholders.  If we are unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to us, we will be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on our business, financial condition and results of operations.

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete our business plan, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. We raised $500,000 through sales of preferred stock and warrants, in addition to notes payable of $968,000 and a line of credit of $300,000.  We do not project that significant revenue will be developed until later in 2015 and in 2016. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan.  Moreover there can be no assurance that even if the business plan is achieved, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

The foregoing forward-looking information was prepared by us in good faith based upon assumptions that we believe to be reasonable. No assurance can be given, however, regarding the attainability of the projections or the reliability of the assumptions on which they are based. The projections are subject to the uncertainties inherent in any attempt to predict the results of our operations, especially where new products and services are involved. Certain of the assumptions used will inevitably not materialize and unanticipated events will occur. Actual results of operations are, therefore, likely to vary from the projections and such variations may be material and adverse to us. Accordingly, no assurance can be given that such results will be achieved. Moreover due to changes in testing enforcement, technology,  and competitive pressures, s we may be required to change the current business plan.

 Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any relationships with unconsolidated entities or financial partners, such as entities often referred to as structured finance or special purpose entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.  As such, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

Critical Accounting Policies

Our financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in Note 1 of the Notes to Financial Statements included elsewhere herein. We have identified below the accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.

Stock-based Compensation

We have adopted the fair value recognition provisions Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 718. In addition, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”) in March, 2005, which provides supplemental FASB ASC 718 application guidance based on the views of the SEC. Under FASB ASC 718, compensation cost recognized includes compensation cost for all share-based payments granted beginning January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of FASB ASC 718.

We have used the Black-Scholes option-pricing model to estimate the option fair values. The option-pricing model requires a number of assumptions, of which the most significant are, expected stock price volatility, the expected pre-vesting forfeiture rate and the expected option term (the amount of time from the grant date until the options are exercised or expire).

Compensation expense for unvested options granted to non-employees in previous periods is being amortized over the term of the consulting agreement.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The financial statements required to be filed pursuant to this Item 8 are appended to this report beginning on page F-1 located immediately after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our disclosure controls and procedures were effective to ensure (i) that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, in order to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934 as amended. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management conducted an evaluation of the effectiveness of our internal controls over financial reporting as of December 31, 2014 using criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm as it was not required.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

On June 16, 2015, Mark Mirken resigned as Chief Executive Officer. He will continue to serve as a member of the Board of Directors and has taken the position of Vice Chairman to the Board of Directors. In addition, the Company has entered into a three month consulting agreement with Mr. Mirken at a rate of $5,000 per month beginning August 1, 2015, whereby Mr. Mirken will assist the Company with business development.

In conjunction with Mr. Mirken's resignation, Scott McPherson has been appointed Chief Executive Officer and will continue his duties as Chief Financial Officer.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The current members of our board of directors and executive officers of the Company are as follows:
			Director/Officer
Name	Age	Position with the Company	Since

Mark Rogers	55	Chairman of the Board	2014

Mark Mirken	70	Chief Executive Officer, Director	2014

Genifer Murray	44	President, Director	2010

Joe Allbaugh	62	Director	2014

Ken Johnsen	61	Director	2014

Scott McPherson	53	Chief Financial Officer	2014

Board of Directors

We believe that our board of directors should be composed of individuals with sophistication and experience in many substantive areas that impact our business.  We believe that experience, qualifications, or skills in the following areas are most important: cannabis industry experience, accounting and finance; strategic planning; and human resources and development practices; and board practices of other corporations.  These areas are in addition to the personal qualifications described in this section.  We believe that all of our current board members possess the professional and personal qualifications necessary for board service, and have highlighted particularly noteworthy attributes for each board member in the individual biographies below.  The principal occupation and business experience, for at least the past five years, of each current director is as follows:

Biographical Information

Mark Rogers, Chairman

Mr. Rogers has more than 30 years of experience as an entrepreneur and financial management and operations, including work as a turnaround specialist, an active portfolio manager and an investor in growing companies. Mr. Rogers has been President of Barastone, LLC, a firm he co-founded since January 2014, and that specializes in providing innovative cash and liquidity solutions to homeowners.  He also serves as President and CEO of Synthym, Inc. where he has been employed since January 2005.  Synthym developed a risk based, risk controlled approach to absolute return investing.  Mr. Rogers co-founded NFT Ventures with Ray Noorda, chairman of Novell, Inc. and was employed there from January 1992 to December 1999, managed the family office and portfolio of assets for NFT Ventures valued at over $1 billion. His management experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Mark Mirken, Chief Executive Officer and Director

Mr. Mirken is the former Chief Executive Officer of Millennium Biotechnologies/Inergetics where he served from 2005 to 2012. Inergetics is a leading developer of advanced proprietary nutritional products that improve overall health, physical recovery, athletic performance and quality of life for patients and consumers.  Mr. Mirken joined TurboChef Technologies, Inc. in 2000 to lead the global sales division that took the company to be a world leader in technology, equipment and services for high-speed food preparation. He then went on to serve the company as President and Chief Operating Officer from 2002 to 2005. Subsequent to 2012 and prior to joining CannLabs, Mr. Mirken was performing management consulting services. In 2013, Mr. Mirken filed a petition under Chapter 11 of the United States Bankruptcy Code. Mr. Mirken has over 25 years of senior management experience that has allowed him to lead companies through startup, growth, capital restructuring, capital raising and branding initiatives.  His management experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Genifer Murray, President and Director

Ms. Murray founded the Company in 2010 and served as the Chief Executive Officer until July 14, 2014, when she became the President. She has been at the forefront of marijuana health and safety for many years. Prior to 2010, Ms. Murray was researching cannabis and the industry as well as medical uses for cannabis. She has served on advisory committees on the implementation of cannabis testing and labeling, including the Colorado governor’s taskforce for the implementation of Amendment 64. Genifer also participated in the Washington Liquor Board Testing Monograph and Lab Certification.   Ms. Murray received her Bachelor of Science in Microbiology from Colorado State University. Her industry experience led the board to believe she is qualified to serve on the board of directors.

Joe M. Allbaugh, Director

Mr. Allbaugh is President and Chief Executive Officer of Allbaugh International Group, LLC. and has served in that capacity since May 2003.   Allbaugh International Group, LLC provides world-class emergency, security, disaster and anti-terrorism planning, management, response, recovery, economic, real estate, training and implementation services to governmental agencies, private companies, and select individuals.   Mr. Allbaugh is widely recognized and admired, both in the government and private sectors, for his leadership, integrity and strategic management skills. He has established relationships with decision makers throughout the Middle East and Africa. In February 2001, Mr. Allbaugh was nominated by President George W. Bush to head the Federal Emergency Management Agency (FEMA) and sworn in later that month. His experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Kenneth Johnsen, Director

Mr. Johnsen serves as Chairman of the Board for NACT Solutions LP, a telecommunications company and Phoenix Food, LLC which he founded and where he has served since 2012.   Mr. Johnsen serves as the Chief Operation Officer of Blue Calypso, Inc. (OTCBB: BCYP), a publicly traded company that assists companies in launching content through social media rather than traditional advertising,  from 2013 through 2014. He was the CEO of HG Food LLC from 2010 to 2012. He also served on the Board of Directors for Perficient, which is a publicly traded information technology services company. Mr. Johnsen founded Parago Inc. and served as a Director, President and Chief Executive Officer from June 1999 to 2006. Mr. Johnsen served as a Director, President and Chief Operating Officer of Metamor Worldwide Inc., a publicly traded information technology firm, from 1996 to 1999. Mr. Johnsen’s experience includes 22 years at IBM where he held numerous general management positions, including Vice President of Business Services for IBM Global Services and General Manager of IBM China/Hong Kong Operations. Mr. Johnsen holds 3 US Patents. His management experience and knowledge led the board to believe that he is qualified to serve on the board of directors.

Scott McPherson, Chief Financial Officer

Mr. McPherson has served and is serving as the Chief Financial Officer of LaserLock Technologies, Inc. from December 2012 to October 2013 and from December 2014 to the present. LaserLock is a public company that provides state-of-the-art authentication solutions to governments, health care providers, high-end retailers and the gaming industry. Mr. McPherson served as the Chief Financial Officer of Virtual Piggy, Inc., from August 2010 through November 2012.   Virtual Piggy provides an online platform to provide kids and teens with a safe environment to purchase products or play games.   Mr. McPherson formed McPherson, CPA, PLLC in January 2005, which he continues to manage today. The firm performs accounting, tax, litigation support, business valuation and virtual CFO services for public and private clients in various industries.   Mr. McPherson is licensed to practice as a CPA in Pennsylvania and Florida and is a Certified Fraud Examiner and Certified Valuation Analyst.

Independent Directors

Our board of directors has determined that each of Joe M. Allbaugh, Kenneth Johnsen, and Mark Rogers is independent within the meaning of applicable listing rules of NASDAQ Stock Market, as amended from time to time and the rules and regulations promulgated by the SEC. We anticipate that we will add additional independent directors in the future. Our board of directors has a separately designated Audit Committee, Compensation Committee, and Nominating Committee. Two independent directors are on each of the Audit, Compensation and Nominating Committees. Mr. Rogers is the Chairman of the Audit Committee while Mr. Johnsen is the Chairman of the Compensation Committee and the Nominating Committee. We anticipate forming the Corporate Governance Committee in the near future. Mr. Rogers qualifies as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K promulgated by the SEC.

Committees of the Board of Directors

The Audit Committee consists of Mark Rogers and Joe Allbaugh.

The Compensation Committee consists of Mark Rogers and Ken Johnsen.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to directors, officers and other employees of the Company and its subsidiaries, including our principal executive officer, principal financial officer and principal accounting officer. Copies of the code can be obtained free of charge from our web site, www.cannlabs.com. We intend to post any amendments to, or waivers from, our code of ethics on our web site.
35

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
Name and Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	($)	($)	($) (5)	($)	($)	($)	($)	($)
Mark Mirken, Chief
Executive Officer (1)	2013	$—	$—	$—	$—	$—	$—	$—	$—
	2014	$84,615	$—	$6,006,500	$—	$—	$—	$—	$6,091,115

Genifer Murray, President	2013	$37,846	$—	$—	$—	$—	$—	$—	$37,846
(2)	2014	$95,037	$50,000	$31,200	$—	$—	$—	$—	$176,237

Steve Kilts, Chief
Technology Officer and
Chief Information	2013	$14,723	$—	$—	$—	$—	$—	$—	$14,723
Officer(3)	2014	$90,500	$—	$31,200	$—	$—	$—	$—	$121,700

Scott McPherson, Chief	2013	$—	$—	$—	$—	$—	$—	$—	$—
Financial Officer (4)	2013	$78,654	$—	$7,800	$—	$—	$—	$—	$86,454

(1) Mr. Mirken was appointed Chief Executive Officer effective July 14, 2014.
(2) Ms. Murray was appointed President effective July 14, 2014. She previously served as our Chief Executive Officer.
(2) Mr. Kilts was appointed Chief Technology Officer and Chief Information Officer effective July 14, 2014. Mr. Kilts previously served as our Chief Operating Officer. Mr. Kilts resigned as an officer and director of the Company effective January 15, 2015.
(4) Mr. McPherson was appointed Chief Financial Officer effective June 12, 2014.
(5) Represents the grant date, fair value of the stock award.

Outstanding Equity Awards at December 31, 2014

The following table sets forth, for each named executive officer, information regarding stock that had not vested as of the end of fiscal year ended December 31, 2014.

Name and Principal	Shares	Unvested
Position	Issued	Shares

Mark Mirken, Chief Executive Officer
and Director	3,000,000	3,000,000

Genifer Murray, President and
Director	1,200,000	600,000

Steven Kilts, Chief Technology Officer
and Director	1,200,000	600,000

Scott McPherson, Chief Financial
Officer	300,000	300,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND   RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of June 12, 2015 regarding the beneficial ownership of our common stock by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our named executive officers; (iii) each director; and, (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power. Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of June 12, 2015, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding the options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

	Amount and Nature
	of Beneficial	Percentage
Name and Address of Beneficial Owner	Ownership (1)	of Class (2)

5% Beneficial Owners

Steve Kilts	10,000,000	15.5%
3888 E. Mexico Avenue
Denver, Colorado 80210

Richard Yost	3,855,600	6.0%
100 Saint James Place
Staten Island, New York 10304

Executive Officers and Directors

Mark Mirken	3,250,000	5.0%
3888 E. Mexico Avenue
Denver, Colorado 80210

Genifer Murray	10,000,000	15.5%
3888 E. Mexico Avenue
Denver, Colorado 80210

Mark Rogers	300,000	*
3888 E. Mexico Avenue
Denver, Colorado 80210

Joseph Allbaugh	250,000	*
3888 E. Mexico Avenue
Denver, Colorado 80210

Kenneth Johnsen	250,000	*
3888 E. Mexico Avenue
Denver, Colorado 80210

Scott McPherson	300,000	*
3888 E. Mexico Avenue
Denver, Colorado 80210

All directors and executive officers as a group (6 persons)	14,350,000	22.2%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Under applicable SEC rules and regulations, the following individuals may be considered “promoters” of the Company as they were instrumental in forming and organizing the Company: (i) Genifer Murray (ii) SB Dallas Investments I, LP.

At December 31, 2013, one shareholder of the Company held a $100,000 unsecured note payable.

At December 31, 2014, two shareholders of the Company held $218,800 of unsecured notes payable.

At December 31, 2014 one shareholder of the Company held $750,000 of secured notes payable and a secured line of credit in the amount of $300,000.

As of December 31, 2014, the Company had an employment agreement with Mark Mirken.  We have issued restricted shares of the Company’s common stock to Mr. Mirken, which are described in more detail under

“Item 11.  Executive Compensation” of this report. On June 15, 2015, the Company entered into a consulting agreement with Mr. Mirken at a rate of $5,000 per month beginning August 1, 2015, whereby Mr. Mirken will assist the Company with business development.

Policies and Procedures for Reviewing Related Party Transactions

We have not adopted any written policies or procedures governing the review, approval or ratification of related party transactions, however, our Board of Directors reviews, approves or ratifies, when necessary, all transactions with related parties.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements for the years ended December 31, 2014 and 2013 and the review of the financial statements included in each of our quarterly reports during the years ended December 31, 2014 and 2013, were $57,215 and $11,900, respectively.

Audit-Related Fees

There were no fees billed by our independent accountants for audit-related services during the fiscal year ended December 31, 2014 and 2013.

Tax Fees

During the fiscal years ended December 31, 2014 and 2013, there were no fees billed for tax compliance, tax advice and/or tax planning by our principal accountants.

All Other Fees

During the years ended December 31, 2014 and 2013, there were no additional fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

Our audit committee approves the engagement of our independent auditors, and meets with our independent auditors to approve the annual scope of accounting services to be performed and the related fee estimates.  It also meets with our independent auditors prior to the completion of our annual audit and reviews the results of their audit and review of our annual and interim consolidated financial statements, respectively.  During the course of the year, our chairperson has the authority to pre-approve requests for services that were not approved in the annual pre-approval process.  The chairperson reports any interim pre-approvals at the following quarterly meeting.  At each of the meetings, management and our independent auditors update our board of directors regarding material changes to any service.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)	Audited financial statements.
(b)	The following exhibits are filed as part of this report.

Exhibit Number	Description

31.1**	Certification of the principal executive officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

31.2**	Certification of the principal financial officer of the Company, pursuant to Securities Exchange Act Rule 13a-14(a)

32.1**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief executive officer of the Company

32.2**	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002, signed by the chief financial officer of the Company

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16 day of June, 2015.

CannLabs, Inc.

By:	/s/ Mark C. Mirken
Mark C. Mirken, Chief Executive Officer and Principal Executive Officer

/s/ Scott A. McPherson
Scott A. McPherson, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Mark C. Mirken	Chief Executive Officer and Director	June 16, 2015
Mark C. Mirken

/s/ Scott A. McPherson	Chief Financial Officer and Principal Accounting Officer	June 16, 2015
Scott A. McPherson

/s/ Mark Rogers	Chairman of the Board	June 16, 2015
Mark Rogers

/s/ Genifer Murray	Founder, President and Director	June 16, 2015
Genifer Murray

/s/ Kenneth Johnsen	Director	June 16, 2015
Kenneth Johnsen

/s/ Joseph Albaugh	Director	June 16, 2015
Joseph Albaugh

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
CannLabs, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CannLabs, Inc. and Subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such an opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Morison Cogen LLP

Bala Cynwyd, Pennsylvania
June 16, 2015

CannLabs, Inc. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Cash	$11,340	$54,394
Accounts receivable	143,950	-
Prepaid expenses	106,818	4,089
Due from stockholders	-	13,970

TOTAL CURRENT ASSETS	262,108	72,453

PROPERTY AND EQUIPMENT
Equipment	171,036	47,799
Furniture and fixtures	19,807	-
Leasehold Improvements	194,435	32,906
Assets under capital lease	869,131	99,173
	1,254,409	179,878
Less: accumulated depreciation	258,177	32,737
	996,232	147,141
OTHER ASSETS
Deposit	38,394	3,507
Patents and trademarks, net of amortization of $277 and $0	20,893	-
	59,287	3,507

TOTAL ASSETS	$1,317,627	$223,101

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$932,360	$14,923
Deferred revenue	120,163	3,448
Obligations under capital leases	237,512	32,305
Notes payable - stockholders	218,800	100,000

TOTAL CURRENT LIABILITIES	1,508,835	150,676

LONG-TERM LIABILITIES
Notes payable - stockholder	750,000	-
Line of credit - stockholder	300,000	-
Obligations under capital leases, net of current portion	387,763	43,523
	1,437,763	43,523
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at December 31, 2014	500	-

Common stock, $.001 par value; 200,000,000 shares authorized, 65,164,704 shares issued and outstanding at December 31, 2014 and 54,000,000 shares issued and outstanding at December 31, 2013	65,165	54,000

Additional paid in capital	6,686,575	(53,800)

Deferred compensation	(5,145,719)	-

Retained earnings (accumulated deficit)	(1,605,731)	-

STOCKHOLDERS’ EQUITY (DEFICIT) BEFORE NON CONTROLLING INTEREST	790	200

Non controlling interest in variable interest entities	(1,629,761)	28,702

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,628,971)	28,902

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,317,627	$223,101

The accompanying notes are an integral part of these consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Operations

 For the Years Ended December 31, 2014 and 2013

	2014	2013
REVENUES	$1,364,760	$300,734

COST OF REVENUES	886,646	109,360

GROSS PROFIT	478,114	191,374

OPERATING EXPENSES
General and administrative (1)	1,267,533	107,052
Administrative payroll (2)	1,737,186	71,711
Sales and marketing	661,057	3,429
Total operating expenses	3,665,776	182,192

INCOME (LOSS) BEFORE OTHER INCOME (EXPENSE)	(3,187,662)	9,182

OTHER INCOME (EXPENSE)
Interest income	19	-
Interest expense	(50,197)	(1,706)
Loss on sale of assets	(4,841)	-
Total other expenses	(55,019)	(1,706)

NET INCOME (LOSS)	(3,242,681)	7,476

NET INCOME (LOSS) ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1,658,463)	7,476

ACCRUED PREFERRED DIVIDENDS	22,247	-

NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,606,465)	$-

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.03)	$-

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	60,320,523	54,000,000

(1) - Includes $7,173 and $0 of non-cash compensation for the years ended December 31, 2014 and 2013

(2) - Includes $999,883 and $0 of non-cash compensation for the years ended December 31, 2014 and 2013

The accompanying notes are an integral part of these consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2014 and 2013

	Convertible Preferred Stock		Common Stock		Treasury Stock		Additional Paid in Capital	Deferred Compensation	Retained Earnings (Accumulated Deficit)
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount				Non Controlling Interest	Total

Balance December 31, 2012	-	$-	54,000,000	$200	-	$-	$-	$-	$-	$21,226	$21,426

Net income	-	-	-	-	-	-	-	-	-	7,476	7,476

Balance December 31, 2013	-	-	54,000,000	200	-	-	-	-	-	28,702	28,902

Recapitalization	-	-	-	53,800	-	-	(53,800)	-	-	-	-

Adjusted balance, December 31, 2013	-	-	54,000,000	54,000	-	-	(53,800)	-	-	28,702	28,902

Acquisition of Treasury stock, at cost	-	-	(6,855,600)	-	6,855,600	-	-	-	-	-	-

Constructive distribution of “S” corporation earnings and contribution of capital	-	-	-	-	-	-	(734)	-	734	-	-

Conversion of note payable stockholder into common stock	-	-	3,855,600	-	(3,855,600)	-	100,000	-	-	-	100,000

Common stock issued upon merger	-	-	6,244,704	6,245	-	-	(6,245)	-	-	-	-

Common stock issued for services	-	-	8,295,000	5,295	(3,000,000)	-	6,132,375	-	-	-	6,137,670

Forfeited common stock	-	-	(375,000)	(375)	-	-	(9,375)	9,750	-	-	-

Sale of convertible preferred stock	500,000	500	-	-	-	-	499,500	-	-	-	500,000

Deferred compensation	-	-	-	-	-	-	-	(5,155,469)	-	-	(5,155,469)

Issuance of options for services	-	-	-	-	-	-	24,854	-	-	-	24,854

Accrued preferred dividends	-	-	-	-	-	-	-	-	(22,247)	-	(22,247)

Net loss	-	-	-	-	-	-	-	-	(1,584,218)	(1,658,463)	(3,242,681)

Balance December 31, 2014	500,000	$500	65,164,704	$65,165	-	$-	$6,686,575	$(5,145,719)	$(1,605,731)	$(1,629,761)	$(1,628,971)

The accompanying notes are an integral part of these consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	For the	For the
	Year	Year
	Ended December 31,	Ended December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,242,681)	$7,476
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Fair value of options issued in exchange for services	24,854	-
Depreciation and amortization	229,403	15,188
Officer compensation from conversion of loan receivable, stockholder	13,770	-
Deferred compensation	982,201	-
Loss on sale of fixed assets	4,841	-
(Increase) decrease in assets, net of effect of variable interest entity:
Accounts receivable	(143,950)	18,800
Prepaid expenses	(102,729)	(2,096)
Deposits	(34,885)	(2,082)
Increase in liabilities, net of effect of variable interest entity:
Accounts payable and accrued expenses	895,190	11,961
Deferred revenue	116,715	2,698

Net cash provided by (used in) operating activities	(1,257,271)	51,945

CASH FLOWS FROM INVESTING ACTIVITIES
Due from stockholders	200	-
Purchase of equipment	(338,601)	(70,400)
Purchase of patents and trademarks	(21,170)	-
Proceeds from sale of fixed assets	25,500	-

Net cash used in investing activities	(334,071)	(70,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of convertible preferred stock	500,000	-
Increase in stockholder’s loan receivable	-	(10,020)
Repayments of notes payable - stockholders	-	(13,000)
Repayments of obligations under capital leases	(220,512)	(12,242)
Proceeds from notes payable - stockholders	968,800	100,000
Proceeds from line of credit - stockholder	300,000	-

Net cash provided by financing activities	1,548,288	64,738

NET INCREASE (DECREASE) IN CASH	(43,054)	46,283

CASH - BEGINNING OF YEAR	54,394	8,111

CASH - END OF YEAR	$11,340	$54,394

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

Income taxes	$-	$-

Interest	$28,043	$3,484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligations under capital leases for assets under capital leases	$769,959	$67,995

Common stock issued upon merger	$6,245	$-

Conversion of notes payable into common stock	$100,000	$-

Prepaid stock for services included in additional paid in capital	$6,132,375	$-

Accrued dividends on preferred stock	$22,247	$-

Constructive distribution of “S” corporation earnings and contribution of capital	$734	$-

Forfeited shares of common stock	$9,375	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of the Business

On June 12, 2014, CannLabs, Inc.(“CannLabs”), formerly Speedsport Branding, Inc., entered into an Agreement of Merger and Plan of Reorganization (the “Merger Agreement”) with Carbon Bond Holdings, Inc. (“Carbon Bond”) and CLB Acquisition Corp., CannLabs’ newly-formed wholly-owned subsidiary (“Acquisition Sub”). Upon the closing of the transaction contemplated under the Merger Agreement (“Merger”), Acquisition Sub merged into and with Carbon Bond, and Carbon Bond, as the surviving corporation, became a wholly-owned subsidiary of CannLabs.

Pursuant to the terms and conditions of the Merger Agreement, (i) each share of Carbon Bond common stock issued and outstanding immediately prior to the closing of the Merger was exchanged for the right to receive one share of the CannLabs’ common stock. Accordingly, an aggregate of 59,295,000 shares of the CannLabs’ common stock were issued to the holders of Carbon Bond’s common stock.

Under accounting principles generally accepted in the United States, the share exchange is considered to be a capital transaction in substance, rather than a business combination.  That is, the share exchange is equivalent to the issuance of stock by CannLabs for the net monetary assets of Carbon Bond, accompanied by a recapitalization, and is accounted for as a change in capital structure.  Accordingly, the accounting for the share exchange will be identical to that resulting from a reverse acquisition, except no goodwill will be recorded.  Under reverse takeover accounting, the post reverse acquisition comparative historical financial statements of the legal acquirer, CannLabs, are those of the legal acquiree Carbon Bond, which is considered to be the accounting acquirer.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, since Carbon Bond and CannLabs Colorado are commonly managed, the financial statements were retrospectively consolidated for all periods presented.  The following table summarizes CannLabs Colorado’s assets and liabilities transferred as of January 1, 2013:

January 1,
2013

Assets:
Cash	$8,111
Accounts receivable	18,800
Prepaid expenses	1,993
Stockholder's loan	3,750
Fixed assets, net	23,934
Deposit	1,425
Total assets	$58,213

Liabilities:
Accounts payable and accrued expenses	$2,962
Deferred revenue	750
Obligations under capital leases	20,075
Notes payable - stockholder	13,000
Total liabilites	$36,787

Net assets	$21,226
Less: Consideration	-

Non controlling interest - variable interest entity	$21,226

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

CannLabs – Nevada, INC. (“CannLabs – NV”) was formed on May 15, 2014 as a Nevada corporation for the purpose of licensing a laboratory in Nevada, and is owned by two of the majority stockholders of CannLabs, Inc.  On July 31, 2014, Carbon Bond formally entered into an administrative services and software licensing agreement with CannLabs - NV with an effective date of May 15, 2014.  The administrative services agreement requires CannLabs - NV to pay a monthly fee consisting of certain expenses paid by Carbon Bond for the prior month plus 15%.  The software licensing agreement requires CannLabs - NV to pay a monthly fee of $10,000 to Carbon Bond for the use of certain software, which has not been charged through December 31, 2014, as CannLabs – NV is not currently operational.  Carbon Bond and CannLabs – NV are commonly managed.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

According to the requirements of FASB ASC 810 Consolidation, Carbon Bond has evaluated its relationship with CannLabs Colorado, CannLabs – CT, and CannLabs - NV, and has concluded that, CannLabs Colorado, CannLabs – CT and CannLabs – NV are variable interest entities for accounting purposes.  As a result of the contractual arrangements, which enable Carbon Bond to manage CannLabs Colorado, CannLabs – CT and CannLabs – NV (collectively, the “VIEs”), Carbon Bond is the primary beneficiary of the VIEs.  Accordingly, Carbon Bond adopted the provisions of FASB ASC 810 and  consolidates the VIEs, reflecting the results of the combined entities as of December 31, 2014 and for the years ended December 31, 2014 and 2013, as if the asset transfer agreement entered into with CannLabs Colorado happened retroactively at the earliest period presented.

As Carbon Bond is the primary beneficiary of the VIEs, which qualify as variable interest entities, the assets and liabilities and revenues and expenses of the VIEs have been included in the accompanying consolidated financial statements.  As of December 31, 2014 and for the year then ended, the VIEs had assets of $143,950, liabilities of $1,773,711, revenues of $1,338,550, and net losses of $1,658,463.  As of December 31, 2013 and for the year then ended, the VIEs had assets of $222,901, liabilities of $194,199, revenues of $300,734, and net income of $7,476.  The liabilities as of December 31, 2014 include balances due to Carbon Bond.  These intercompany payables and transactions are eliminated upon consolidation of the VIEs with CannLabs, Inc.

On December 11, 2014, Carbon and Cook (“C&C”) was formed as a Nevada corporation for the purpose of performing consulting services to the cannabis industry.  C&C is a wholly owned subsidiary of Carbon Bond.

Basis of Presentation

The accompanying consolidated financial statements of CannLabs, Inc and its VIEs (collectively the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America.  All intercompany transactions have been eliminated in consolidation.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and accrued expenses and notes payable - stockholders.  The carrying value of cash, accounts receivable, accounts payable and accrued expenses approximate fair value, because of their short maturity.  The Company believes the carrying amount of its notes payable – stockholders approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

Concentration of Credit Risk Involving Cash

The Company may have deposits with a financial institution which at times exceed Federal Depository Insurance Corporation (“FDIC”) coverage.  The Company has not experienced any losses from maintaining cash accounts in excess of federally insured limits.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

As of December 31, 2014 and December 31, 2013, allowances for doubtful accounts were $0.  Allowances charged for doubtful accounts amounted to $90 and $0 for the years ended December 31, 2014 and 2013.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets from three to seven years except for leasehold improvements and assets under capital leases which are depreciated over the remaining lease term. Maintenance and repairs of property are charged to operations, and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.  Depreciation of property and equipment was $229,126 and $15,188 for the years ended December 31, 2014 and 2013.  Depreciation included in cost of sales was $216,191 and $14,596 for the years ended December 31, 2014 and 2013.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Patents and Trademarks

The Company has filed for one provisional U.S. patent application, which is pending. Additionally, the Company has filed for four U.S. trademarks, which are also pending.  Costs associated with the registration and legal defense of the patents have been capitalized and are amortized on a straight-line basis over the estimated lives of the patents.  The capitalized costs of any abandoned patent application will be fully expensed at the time of abandonment.

Long-Lived Assets

The Company evaluates the recoverability of its long-lived assets in accordance with FASB ASC 360 Property, Plant, and Equipment.  The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets are measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset, undiscounted and without interest or independent appraisals.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

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

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

Effective April 19, 2010, CannLabs Colorado elected, by unanimous consent of its stockholders, to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code.  Effective October 21, 2013, Carbon Bond elected, by unanimous consent of its stockholders, to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code.  A majority of the states where Carbon Bond is conducting business also recognize Subchapter “S” status for income tax purposes. Carbon Bond did not pay federal and state income taxes on its taxable income prior to May 27, 2014. Instead, the stockholders are liable for individual federal and state income taxes on their respective shares of Carbon Bond’s taxable income or have included their respective shares of Carbon Bond’s net operating loss in their individual income tax returns.

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

The Company follows FASB Accounting Standards Update (“ASU”) No. 2009-06, Income Taxes (Topic 740): Implementation Guidance on Accounting for Uncertainty in Income Taxes. FASB ASC 740 which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.  Tax positions must meet a more-likely-than-not recognition threshold.

As of January 1, 2014, the Company had no unrecognized tax benefits and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the year ended December 31, 2014, and there was no accrual for uncertain tax positions as of December 31, 2014.  Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-based Payments

The Company accounts for stock-based compensation under the provisions of FASB ASC 718, Compensation-Stock Compensation which requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors based on estimated fair values on the grant date.  The Company estimates the fair value of stock-based awards on the date of grant using the Black-Scholes model.  The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods using the straight-line method.  The Company accounts for stock-based compensation awards to non-employees in accordance with FASB ASC 505-50, Equity-Based Payments to Non-Employees.  In accordance with FASB ASC 505-50, the Company determines the fair value stock-based compensation as either the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  Stock options issued to non-employees are recorded as an expense and are amortized over the applicable service periods.

Advertising Expenses

Advertising expenses, which include general advertising, printed materials and trade shows are expensed as incurred.  Advertising expenses for the years ended December 31, 2014 and 2013 were $175,817 and $3,429.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development expenses for the years ended December 31, 2014 and 2013 were $71,578 and $0.

Start-up Costs

In accordance with FASB ASC 720, start-up costs are expensed as incurred.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share.  Because the Company reported a net loss for the year ended December 31, 2014, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same.  For the year ended December 31, 2013, the Company had no common stock equivalents, therefore basic and diluted income per share were the same.

Segment Information

The Company is organized and operates as one operating segment.  In accordance with FASB ASC 280, Segment Reporting, the chief operating decision-maker has been identified as the Chief Executive Officer, who reviews operating results to make decisions about allocating resources and assessing performance for the entire Company subject to Board approval.  Since the Company operates in one segment and provides one group of similar services, all financial segment and service line information required by FASB ASC 280 can be found in the consolidated financial statements.

Recently Adopted Accounting Pronouncements

As of December 31, 2014 and for the year then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this Update provide guidance about management’s responsibility to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued and to provide related footnote disclosures. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the date that the financial statements are issued. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  The Company has incurred a significant loss and experienced negative cash flow over the past year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since inception, the Company has focused on developing and implementing its business plan.  The Company believes that its existing cash resources will not be sufficient to sustain operations during the next twelve months.  The Company currently needs to generate additional revenue in order to sustain its operations.  In the event that the Company cannot generate sufficient revenue to sustain its operations, the Company will need to reduce expenses or obtain financing through the sale of debt and/or equity securities.  The issuance of additional equity may result in dilution to existing shareholders.  If the Company is unable to obtain additional funds when they are needed or if such funds cannot be obtained on terms acceptable to the Company, the Company would likely be unable to execute upon the business plan or pay costs and expenses as they are incurred, which would have a material, adverse effect on the business, financial condition and results of operations.

The Company’s current plan is to monetize the StrainData platform through advertising and further develop the consulting division.  Additionally, the Company is anticipating that the Marijuana Enforcement Division in Colorado will enforce the mandates for additional testing in cannabis products, which it has delayed beginning in October 2014.

If sufficient revenues are not generated to sustain operations or additional funding cannot be obtained in the short term, the Company will need to reduce monthly expenditures to a level that will enable the Company to continue until such funds can be obtained.  For the years ended December 31, 2014 and 2013, the Company raised approximately $1.7 million and $0.1 million, respectively, through the issuance of preferred stock and stockholder loans.

NOTE 3 – PATENTS AND TRADEMARKS

At December 31, 2014 and 2013, capitalized patent and trademark costs, net of accumulated amortization, were $20,893 and $0.  Amortization expense for patents was $277 and $0 for the years ended December 31, 2014 and 2013.

NOTE 4 – CAPITAL LEASES

The Company leases various laboratory equipment under capital leases.  The economic substance of the leases are that the Company is financing the acquisition of the assets through leases, and accordingly, they are recorded on the Company’s books as assets and liabilities.

The following is an analysis of the leased assets included in property and equipment at December 31, 2014 and 2013 and for the years ended December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013
Machinery and equipment	$869,131	$99,173
Less: Accumulated depreciation	185,636	24,406
	$683,495	$74,767

	Year	Year
	Ended	Ended
	December 31, 2014	December 31, 2013
Depreciation Expense	$161,230	$12,282

NOTE 4 – CAPITAL LEASES (Continued)

The following is a schedule of future minimum payments required under the lease together with their present values as of December 31, 2014:

December 31,
2014

2015	$281,695
2016	279,613
2017	135,530

Total minimum lease payments	696,838

Total amount representing interest	71,563

Present value of minimum lease payments	$625,275

NOTE 5 – NOTES PAYABLE – STOCKHOLDERS

In January 2014, Carbon Bond assumed a note payable for $100,000 to a stockholder.  The note bears interest at 10% per annum, is unsecured, and will be repaid upon the Company raising $1.5 million.  For the years ended December 31, 2014 and 2013, the Company has paid interest of $9,167 and $1,666 with respect to this note. If the note is not repaid by January 1, 2016, the stockholder will have the option to convert the outstanding principal and interest into equity in CannLabs Colorado on a CannLabs Colorado valuation of $1.4 million.

In January 2014, the Company issued notes payable in the total amount of $58,800 to two stockholders.  The notes are non-interest bearing, are unsecured, and have no formal repayment terms.

In March 2014, the Company issued a note payable for $100,000 to a stockholder.  The note bears interest at 10% and has no formal repayment terms.  On June 10, 2014, the note payable –stockholder was converted into 71.4 shares of the Carbon Bond’s common stock. Upon the stock split 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 9).

Upon the closing of the Merger, the Company entered into a Note Purchase Agreement with an accredited investor (the “Note Purchase Agreement”), pursuant to which the investor agreed to purchase up to $750,000 of senior secured convertible promissory notes (the “Senior Secured Notes”) in a series of three closings to occur on August 15, 2014, September 15, 2014 and October 15, 2014.  As of December 31, 2014, the Company has issued senior secured convertible promissory notes in the amount of $750,000, in accordance with the Note Purchase Agreement, which bears interest at 8% per annum.  In connection with the Note Purchase Agreement, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement. In addition, the subsidiary of the Company, Carbon Bond entered into a Subsidiary Guarantee in favor of the Buyer. For the year ended December 31, 2014, the Company has paid no interest and accrued interest expense of $18,333 with respect to these notes payable.

NOTE 5 – NOTES PAYABLE – STOCKHOLDERS (Continued)

On December 31, 2014, the Company issued a note payable for $60,000 to a stockholder.  The note is non-interest bearing and has a term of two weeks.  The note was repaid on January 13, 2015.

NOTE 6 – LINE OF CREDIT – STOCKHOLDER

On November 19, 2014, the Company entered into a credit facility with a stockholder with a maximum principal amount of $750,000.  Each advance cannot exceed $200,000 per month.  The credit facility bears interest at 10% per annum and is payable in full on November 18, 2016.  The credit facility is collateralized by all property of CannLabs, Inc.   As of December 31, 2014, the Company has borrowed $300,000 under the credit facility, no interest has been paid and $2,548 of interest expense has been accrued.

NOTE 7 – INCOME TAXES

The Company follows FASB ASC 740-10-10 whereby an entity recognizes deferred tax assets and liabilities for future tax consequences or events that have been previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on provisions of enacted tax law.  The effects of future changes in tax laws or rates are not anticipated.

As of January 1, 2014 the company had no unrecognized tax benefits and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the year ended December 31, 2014 and 2013 and there was no accrual for uncertain tax positions as of December 31, 2014. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

At December 31, 2014, the Company has a net operating loss (“NOL”) for federal and state purposes that approximates $1.6 million.  Consequently, the Company may have NOL carryforwards available for federal and state income tax purposes, which would begin to expire in 2034.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.

During 2013, the Company was under an election for tax purposes to be taxed under the provisions of Subchapter “S” of the Internal Revenue Code. A majority of the states where the Company was conducting business also recognize Subchapter “S” status for income tax purposes. The Company did not pay federal and state income taxes on its taxable income. Instead, the stockholders were liable for individual federal and state income taxes on their respective shares of the Company’s taxable income or had included their respective shares of the Company’s net operating loss in their individual income tax returns.

NOTE 7 – INCOME TAXES (Continued)

The income tax benefit (provision) consists of the following:

Year
Ended
December 31,
2014
Current	$(610,000)
Deferred	(31,000)
Change in valuation allowance	641,000

$-

The following is a reconciliation of the tax provision (benefit) derived by applying the U.S. Federal Statutory Rate of 35% to the earnings (loss) before income taxes and comparing that to the recorded tax provisions (benefit):

	December 31, 2014
	Amount	%
U.S federal income tax benefit at federal statutory rate	$(554,000)	(35)
State tax, net of federal tax effect	(95,000)	(6)
Non-deductible expenses	8,000	-
Valuation allowance	641,000	41

	$-	-

NOTE 7 – INCOME TAXES (Continued)

The primary components of the Company’s December 31, 2014 deferred tax assets, liabilities and related valuation allowances are as follows:

December 31,
2014

Deferred tax asset for NOL carryforwards	$610,000
Deferred tax asset for stock based compensation	10,000
Deferred tax asset for deferred compensation	21,000
Valuation allowance	(641,000)

$-

NOTE 8 – CONVERTIBLE PREFERRED STOCK

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

The Registration Rights Agreement has been amended to change the date to file the registration statement without penalty to September 30, 2015. Since management believes that it is remote that the Company will not file the registration statement by September 30, 2015, the Company has not accrued any penalties as of December 31, 2014 in accordance with FASB ASC 450.

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

NOTE 8 – CONVERTIBLE PREFERRED STOCK (Continued)

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

As of December 31, 2014, the value of the cumulative 8% dividends was $22,247, which has been accrued.  The Series A Preferred Shares cumulative dividend will be paid when and if declared by the Board of Directors and in preference to payment of any dividends on the common stock.

NOTE 9 – STOCKHOLDERS’ EQUITY

On June 10, 2014, two majority shareholders surrendered 3,855,600 (35.7 pre-split) shares of Carbon Bond common stock, which was recorded as Treasury Stock at no cost.

On June 10, 2014, Carbon Bond converted a $100,000 note payable into 71.4 shares of Carbon Bond common stock which were issued from Treasury Stock. Upon the stock split of 54,000 to 1 these shares were converted into 3,855,600 shares (See NOTE 5).

On June 10, 2014, Carbon Bond effected a 54,000 to 1 stock split.  As a result of the stock split, the outstanding shares of common stock issued increased from 1,000 shares to 54,000,000 shares.  Concurrent with the stock split, Carbon Bond increased its authorized number of common shares from 1,000 to 200,000,000.  As a result all of the shares of common stock were retroactively adjusted.

On June 10, 2014, Carbon Bond issued 5,295,000 shares to directors, board members, officers, employees, and consultants.  The shares were valued at $137,670, fair value, and were recorded as a contra-equity account.  Upon the departure of certain employees, $9,750 of the expense was forfeited.  The remaining expense of $127,920 is being expensed over the vesting terms for directors, board members, officers and employees and over the term of the contract for consultants and the prepaid portion is reflected as a contra-equity account.  These shares will vest between June 10, 2014 and June 12, 2017.

On July 14 2014, two officers of the Company surrendered 1,500,000 shares each to the Company, which were recorded as Treasury Stock at no cost.

NOTE 9 – STOCKHOLDERS’ EQUITY (Continued)

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

During the year ended December 31, 2014, three employees have ceased employment with the Company and forfeited 175,000 shares of unvested common stock and $4,550 was removed from the contra-equity account and $794 of expense was reversed.

On November 17, 2014, the Company renegotiated its contract with a consultant and reduced the number of shares initially awarded to the consultant by 200,000 shares.  In accordance with the renegotiation $5,200 was removed from the contra-equity account and $1,733 of expense was reversed.

NOTE 10 – STOCK OPTIONS AND WARRANTS

The Board of Directors (“Board”) of the Company adopted an Equity Incentive Plan (“2014 Plan”) effective June 12, 2014.  Under the 2014 Plan, the Company is authorized to grant options to purchase up to 4,000,000 shares of the Company’s common stock to any officer, other employee, or director of, or any consultant or other independent contractor who provides services to the Company.  The 2014 Plan is intended to permit stock options granted to qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986, as amended (“Incentive Stock Options”).  All options granted under the 2014 Plan, which are not intended to qualify as Incentive Stock Options, are deemed to be non-qualified options (Non-Statutory Stock Options”).

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

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

Volatility in all instances presented is the Company’s estimate of volatility that is based on the volatility of other public companies that are in closely related industries to the Company.

The following table presents the weighted-average assumptions used to estimate the fair values of the options granted during the year ended December 31, 2014:

Risk-free interest rate	2.43%
Expected volatility	29.0%
Expected life (in years)	9.7
Dividend yield	0.00%
Weighted-average estimated fair value of options granted during the period	$0.80

The following table summarizes the activities for stock options issued for the year ended December 31, 2014:

			Weighted
		Weighted	Average	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value (1)
Balance as of December 31, 2013	-	$-

Granted	215,000	1.82
Exercised	-	-
Expired	-	-

Balance as of December 31, 2014	215,000	$1.82	9.3	$2,550

Exercisable, at December 31, 2014	15,000	$0.78	4.8	$2,550
Exercisable, at December 31, 2014 and expected to vest	215,000	$-	9.3	$2,550

(1)      The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of $0.95 of the Company’s common stock on December 31, 2014.

During the year ended December 31, 2014, the fair value of stock options granted during the period was $172,840.  The fair value of the stock options is expensed over the vesting term for employees and over the term of the consulting agreement for non-employees in accordance with the terms of the related stock option agreements.

For the year ended December 31, 2014, the Company expensed $24,854 relative to the fair value of the stock options granted.

NOTE 10 – STOCK OPTIONS AND WARRANTS (Continued)

As of December 31, 2014, there was $147,986 of unrecognized compensation expense related to outstanding employee stock options.  This amount is expected to be recognized over a weighted-average period of 9.3 years.

The following table summarizes the activities for warrants issued for the year ended December 31, 2014:

			Weighted
		Weighted	Average	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value (1)
Balance as of December 31, 2013	-	$-

Granted	20,000,000	0.15
Exercised	-	-
Expired	-	-

Balance as of December 31, 2014	20,000,000	$0.15	4.5	$16,000,000

Exercisable, at December 31, 2014	20,000,000	$0.15	4.5	$16,000,000
Exercisable, at December 31, 2014 and expected to vest	20,000,000	$0.15	4.5	$16,000,000

(1)	The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of $0.95 of the Company’s common stock on December 31, 2014.

NOTE – 11 OPERATING LEASES

For the years ended December 31, 2014 and 2013, total rent expense under leases amounted to $73,968 and $18,063.  At December 31, 2014, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

December 31,
2014

2015	$151,490
2016	95,429
2017	64,453
2018	66,054
2019	61,941
Thereafter	-

$439,367

NOTE 12 – SUBSEQUENT EVENTS

In January 2015, the Company’s Chief Technology Officer and Director resigned.  As a result of his resignation, 600,000 shares of his restricted stock award were forfeited in accordance with the Company’s Equity Incentive Plan.

In January 2015, the Company issued 50,000 options to a member of the Science Advisory Board.

In January 2015, the Company formed Experentia, a Nevada corporation, for the purpose of performing laboratory services. Experentia is a wholly owned subsidiary of Carbon Bond.

In January 2015, the Company formed StrainData, a Nevada Corporation, for the purpose of educating and assisting consumers in the location of cannabis products.

In February 2015, the Company issued an employee 40,000 options.

From January 13, 2015 through February 27, 2015, the Company drew down the remaining $450,000 of the line of credit from the stockholder.

On March 23, 2015, the Company issued 5,000 options to an employee.

Subsequent to December 31, 2014 one of our majority shareholders provided additional funding of $450,000. These amounts will be repaid subsequent to the Company raising an additional $1.0 million in financing.

Two stockholders have agreed to place 23,746,650 million shares of common stock in escrow for 3 years. The shares are to be used for financing transactions, mergers, acquisition, restricted stock or option grants, settlements, or advisory fees. Any remaining shares following the escrow period will be returned to the stockholders.

Two stockholders also returned 2,929,750 shares to be used in settlement negotiations.

