Form 10-Q
period 2015-03-31
CannLabs, Inc.
filed 2015-07-08
CIK 1449934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

YES ☐  NO ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  62,631,404 shares of common stock outstanding at July 7, 2015.

2

 CANNLABS, INC. and SUBSIDIARIES

CONTENTS

PAGE

CONDENSED CONSOLIDATED BALANCE SHEETS	F-3

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS	F-4

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT	F-5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS	F-6

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-7 to F-20

CannLabs, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2015	December 31, 2014
	(Unaudited)	(Audited)
ASSETS

CURRENT ASSETS
Cash	$17,590	$11,340
Accounts receivable net of allowance for doubtful accounts of $37,093 and $0	70,285	143,950
Costs and estimated earnings in excess of billings	50,833	-
Prepaid expenses	6,203	106,818

TOTAL CURRENT ASSETS	144,911	262,108

PROPERTY AND EQUIPMENT
Equipment	171,036	171,036
Furniture and fixtures	19,807	19,807
Leasehold Improvements	194,435	194,435
Assets under capital lease	887,729	869,131
	1,273,007	1,254,409
Less: accumulated depreciation	363,444	258,177
	909,563	996,232

OTHER ASSETS
Deposit	37,394	38,394
Patents and trademarks, net of amortization of $461 and $277	33,787	20,893
	71,181	59,287

TOTAL ASSETS	$1,125,655	$1,317,627

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,024,501	$932,360
Deferred revenue	75,775	120,163
Obligations under capital leases	242,525	237,512
Notes payable - stockholders	158,800	218,800
Line of credit - stockholder	175,000	-

TOTAL CURRENT LIABILITIES	1,676,601	1,508,835

LONG-TERM LIABILITIES
Notes payable - stockholders	750,000	750,000
Line of credit - stockholder	750,000	300,000
Obligations under capital leases, net of current portion	324,977	387,763
	1,824,977	1,437,763

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Convertible preferred stock, $.001 par value, 10,000,000 shares authorized, 500,000 issued and outstanding at March 31, 2015 and December 31, 2014	500	500

Common stock, $.001 par value; 200,000,000 shares authorized, 64,564,704 shares issued and outstanding at March 31, 2015 and 64,564,704 shares issued and outstanding at December 31, 2014	64,565	65,165

Additional paid in capital	6,692,816	6,686,575

Deferred compensation	(4,623,576)	(5,145,719)

Accumulated deficit	(1,640,839)	(1,605,731)

STOCKHOLDERS’ EQUITY BEFORE NON CONTROLLING INTEREST	493,466	790

Non controlling interest in variable interest entities	(2,869,389)	(1,629,761)

TOTAL STOCKHOLDERS’ DEFICIT	(2,375,923)	(1,628,971)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,125,655	$1,317,627

See accompanying notes to the condensed consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2015	2014
REVENUES	$470,488	$112,273

COST OF REVENUES	339,666	55,533

GROSS PROFIT	130,822	56,740

OPERATING EXPENSES
General and administrative (1)	449,468	86,786
Administrative payroll (2)	705,255	37,681
Sales and marketing	195,515	29,380
Total operating expenses	1,350,238	153,847

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,219,416)	(97,107)

OTHER EXPENSE
Interest expense	(45,320)	(5,000)
Total other expenses	(45,320)	(5,000)

NET LOSS	(1,264,736)	(102,107)

NET LOSS ATTRIBUTABLE TO THE NONCONTROLLING INTEREST	(1,239,628)	(149,937)

ACCRUED PREFERRED DIVIDENDS	10,000	-

NET INCOME(LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(35,108)	$47,830

BASIC AND DILUTED NET INCOME(LOSS) PER COMMON SHARE	$(0.00)	$0.00

BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	65,058,037	54,000,000

(1)	- Includes $2,953 and $0 of non-cash compensation for the three months ended March 31, 2015 and 2014

(2)	- Includes $524,831 and $0 of non-cash compensation for the three months ended March 31, 2015 and 2014

See accompanying notes to the condensed consolidated financial statements.

CannLabs, Inc. and Subsidiaries

Condensed Consolidated Statement of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2015

	Convertible
	Preferred		Common				Retained
	Stock		Stock		Additional		Earnings
	Number of		Number of		Paid in	Deferred	(Accumulated	Non Controlling
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit)	Interest	Total

Balance at December 31, 2014 (Audited)	500,000	$500	65,164,704	$65,165	$6,686,575	$(5,145,719)	$(1,605,731)	$(1,629,761)	$(1,628,971)

Forfeited common stock	-	-	(600,000)	(600)	(11,533)	12,133	-	-	-

Deferred compensation	-	-	-	-	-	510,010	-	-	510,010

Issuance of options for services	-	-	-	-	17,774	-	-	-	17,774

Accrued preferred dividends	-	-	-	-	-	-	(10,000)	-	(10,000)

Net loss	-	-	-	-	-	-	(25,108)	(1,239,628)	(1,264,736)

Balance at March 31, 2015 (Unaudited)	500,000	$500	64,564,704	$64,565	$6,692,816	$(4,623,576)	$(1,640,839)	$(2,869,389)	$(2,375,923)

See accompanying notes to the condensed consolidated financial statements.

CannLabs, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

	For the	For the
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,264,736)	$(102,107)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities
Provision for bad debts	37,093	-
Fair value of options issued in exchange for services	17,774	-
Depreciation and amortization	105,451	16,096
Officer compensation from conversion of loan receivable, stockholder	-	13,770
Deferred compensation	510,010	-
(Increase) decrease in assets, net of effect of variable interest entity:
Accounts receivable	36,572	(11,397)
Costs and estimated earnings in excess of billings	(50,833)	-
Prepaid expenses	100,615	-
Deposits	1,000	(600)
Increase in liabilities, net of effect of variable interest entity:
Accounts payable and accrued expenses	82,141	32,625
Deferred revenue	(44,388)	27,378

Net cash provided by (used in) operating activities	(469,301)	(24,235)

CASH FLOWS FROM INVESTING ACTIVITIES
Due from stockholders	-	200
Purchase of equipment	(18,598)	(71,781)
Purchase of patents and trademarks	(13,078)	-

Net cash used in investing activities	(31,676)	(71,581)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of notes payable - stockholders	(60,000)	-
Repayments of obligations under capital leases	(57,773)	(15,528)
Proceeds from notes payable - stockholders	-	158,800
Proceeds from line of credit - stockholder	625,000	-

Net cash provided by financing activities	507,227	143,272

NET INCREASE (DECREASE) IN CASH	6,250	47,456

CASH - BEGINNING OF PERIOD	11,340	54,394

CASH - END OF PERIOD	$17,590	$101,850

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for:

Income taxes	$-	$-

Interest	$16,512	$3,484

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Obligations under capital leases for assets under capital leases	$-	$67,995

Forfeited shares of common stock	$12,133	$-

Accrued dividends on preferred stock	$10,000	$-

See accompanying notes to the condensed consolidated financial statements.

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

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 805, since Carbon Bond and CannLabs Colorado are commonly managed, the financial statements were retrospectively consolidated for all periods presented. The following table summarizes CannLabs Colorado’s assets and liabilities transferred as of January 1, 2013:

January 1, 2013
Assets:
Cash	$8,111
Accounts receivable	18,800
Prepaid expenses	1,993
Stockholder’s loan	3,750
Fixed assets, net	23,934
Deposit	1,425
Total assets	$58,013

Liabilities:
Accounts payable and accrued expenses	$2,962
Deferred revenue	750
Obligations under capital leases	20,075
Notes payable - stockholder	13,000
Total liabilites	$36,787

Net assets	$21,226
Less: Consideration	-

Non controlling interest - variable interest entity	$21,226

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

According to the requirements of FASB ASC 810 Consolidation, Carbon Bond has evaluated its relationship with CannLabs Colorado, CannLabs – CT, and CannLabs - NV, and has concluded that, CannLabs Colorado, CannLabs – CT and CannLabs – NV are variable interest entities for accounting purposes.  As a result of the contractual arrangements, which enable Carbon Bond to manage CannLabs Colorado, CannLabs – CT and CannLabs – NV (collectively, the “VIEs”), Carbon Bond is the primary beneficiary of the VIEs.  Accordingly, Carbon Bond adopted the provisions of FASB ASC 810 and consolidates the VIEs, reflecting the results of the combined entities as of March 31, 2015 and for the three months ended March 31, 2015 and 2014, as if the asset transfer agreement entered into with CannLabs Colorado happened retroactively at the earliest period presented.

As Carbon Bond is the primary beneficiary of the VIEs, which qualify as variable interest entities, the assets and liabilities and revenues and expenses of the VIEs have been included in the accompanying consolidated financial statements.  As of March 31, 2015 and for the three months then ended, the VIEs had assets of $69,605, liabilities of $2,938,994, revenues of $363,435, and net losses of $1,239,628. As of December 31, 2014 and for the year then ended, the VIEs had assets of $143,950, liabilities of $1,773,711, revenues of $1,338,550, and net losses of $1,658,463. The liabilities as of December 31, 2014 include balances due to Carbon Bond.  These intercompany payables and transactions are eliminated upon consolidation of the VIEs with CannLabs, Inc.

On December 11, 2014, Carbon and Cook (“C&C”) was formed as a Nevada corporation for the purpose of performing consulting services to the cannabis industry. C&C is a wholly owned subsidiary of Carbon Bond.

On January 15, 2015, Experentia Laboratories, Inc. was formed as a Nevada corporation for the purpose of performing laboratory services. Experentia is a wholly owned subsidiary of Carbon Bond.

On January 15, 2015, StrainData was formed as a Nevada corporation for the purpose of providing a web application to consumers for educational and locational assistance with cannabis products. StrainData is a wholly owned subsidiary of Carbon Bond.

Basis of Presentation

The accompanying consolidated financial statements of CannLabs, Inc and Subsidiaries including its VIEs (collectively the “Company”), have been prepared in accordance with generally accepted accounting principles in the United States of America.  All intercompany transactions have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited consolidated financial statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.

It is management’s opinion that all adjustments necessary for the fair statement of the results for interim periods have been made, and disclosures have been made so as not to make such financial information misleading.

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

As of March 31, 2015 and December 31, 2014, allowances for doubtful accounts were $37,093 and $0.  Allowances charged for doubtful accounts amounted to $37,093 and $0 for the three months ended March 31, 2015 and 2014.

Property and Equipment

Property, equipment and leasehold improvements are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets from three to seven years except for leasehold improvements and assets under capital leases which are depreciated over the remaining lease term. Maintenance and repairs of property are charged to operations, and major improvements are capitalized.  Upon retirement, sale, or other disposition of property and equipment, the costs and accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is included in operations.  Depreciation of property and equipment was $105,267 and $16,096 for the three months ended March 31, 2015 and 2014.  Depreciation included in cost of sales was $98,312 and $15,668 for the three months ended March 31, 2015 and 2014.

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

The Company uses various performance measures under the percentage of completion method to recognize fixed-price contracts generated from consulting and research and development agreements. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and revenue recognition timing. From time to time, facts develop that require us to revise estimated total costs or expected revenue. CannLabs records the cumulative effect of revised estimates in the period when the facts requiring revised estimates become known. The Company recognizes the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance. When agreements contain more than one deliverable, the Company allocates revenue to separate elements under the agreement based on relative selling prices in accordance with FASB ASC 605-25.

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

As of January 1, 2015, the Company had no unrecognized tax benefits and accordingly, the Company did not recognize interest or penalties during 2015 related to unrecognized tax benefits.  There has been no change in unrecognized tax benefits during the three months ended March 31, 2015 and 2014, and there was no accrual for uncertain tax positions as of March 31, 2015.  Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

Advertising Expenses

Advertising expenses, which include general advertising, printed materials and trade shows are expensed as incurred. Advertising expenses for the three months ended March 31, 2015 and 2014 were $65,226 and $5,106.

Research and Development Costs

In accordance with FASB ASC 730, research and development costs are expensed when incurred.  Research and development expenses for the three months ended March 31, 2015 and 2014 were $51,488 and $0.

Start-up Costs

In accordance with FASB ASC 720, start-up costs are expensed as incurred.

Loss Per Share

The Company follows FASB ASC 260 when reporting Earnings Per Share resulting in the presentation of basic and diluted earnings per share. Because the Company reported a net loss for the three months ended March 31, 2015, common stock equivalents, including preferred stock, stock options and warrants were anti-dilutive; therefore, the amounts reported for basic and dilutive loss per share were the same. For the three months ended March 31, 2014, the Company had no common stock equivalents, therefore basic and diluted income per share were the same.

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

Recently Adopted Accounting Pronouncements

As of March 31, 2015 and for the three months then ended, there were no recently adopted accounting pronouncements that had a material effect on the Company’s financial statements.

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

NOTE 2 – MANAGEMENT PLANS

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

The following is an analysis of the leased assets included in property and equipment at March 31, 2015 and December 31, 2014 and depreciation expense for the three months ended March 31, 2015 and 2014:

	March 31, 2015	December 31, 2014
Machinery and equipment	$887,729	$869,131
Less: Accumulated depreciation	267,818	185,636

	$619,911	$683,495

	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Depreciation Expense	$82,182	$10,358

The following is a schedule of future minimum payments required under the lease together with their present values as of March 31, 2015:

March 31, 2015

2015	$211,272
2016	279,613
2017	135,530

Total minimum lease payments	626,415

Total amount representing interest	58,913

Present value of minimum lease payments	$567,502

NOTE 4 – NOTES PAYABLE – STOCKHOLDERS

In January 2014, Carbon Bond assumed a note payable for $100,000 to a stockholder. The note bears interest at 10% per annum, is unsecured, and will be repaid upon the Company raising $1.5 million. For the three months ended March 31, 2015, the Company has accrued interest of $2,500 and for the three months ended March 31, 2014, the Company paid $2,500 with respect to this note.

In January 2014, the Company issued notes payable in the total amount of $58,800 to two stockholders. The notes are non-interest bearing, are unsecured, and have no formal repayment terms.

In March 2014, the Company issued a note payable for $100,000 to a stockholder. The note bears interest at 10% and has no formal repayment terms. On June 10, 2014, the note payable –stockholder was converted into 71.4 shares of the Carbon Bond’s common stock. Upon the stock split 54,000 to 1 these shares were converted into 3,855,600 shares.

Upon the closing of the Merger, the Company entered into a Note Purchase Agreement with an accredited investor (the “Note Purchase Agreement”), pursuant to which the investor agreed to purchase up to $750,000 of senior secured convertible promissory notes (the “Senior Secured Notes”) in a series of three closings to occur on August 15, 2014, September 15, 2014 and October 15, 2014. As of March 31, 2015, the Company has issued senior secured convertible promissory notes in the amount of $750,000, in accordance with the Note Purchase Agreement, which bears interest at 8% per annum. In connection with the Note Purchase Agreement, the Company also entered into a Security Agreement and an Intellectual Property Security Agreement. In addition, the subsidiary of the Company, Carbon Bond entered into a Subsidiary Guarantee in favor of the Buyer. For the three months ended March 31, 2015, the Company has paid no interest and accrued interest expense of $33,567 with respect to these notes payable.

On December 31, 2014, the Company issued a note payable for $60,000 to a stockholder. The note is non-interest bearing and has a term of two weeks. The note was repaid on January 13, 2015.

NOTE 5 – LINE OF CREDIT – STOCKHOLDER

On November 19, 2014, the Company entered into a credit facility with a stockholder with a maximum principal amount of $750,000. Each advance cannot exceed $200,000 per month. The credit facility bears interest at 10% per annum and is payable in full on November 18, 2016. The credit facility is collateralized by all property of CannLabs, Inc. As of March 31, 2015, the Company has borrowed $750,000 under the credit facility, no interest has been paid and $17,411 of interest expense has been accrued. Additionally, the stockholder has advanced an additional $175,000 to the Company, bearing interest at 10% which is payable on demand.

NOTE 6 – INCOME TAXES

Income tax expense was $0 for the three months ended March 31, 2015 and 2014.

As of January 1, 2015, the Company had no unrecognized tax benefits, and accordingly, the Company did not recognize interest or penalties during 2014 related to unrecognized tax benefits. There has been no change in unrecognized tax benefits during the three months ended March 31, 2015, and there was no accrual for uncertain tax positions as of March 31, 2015. Tax years from 2011 through 2014 remain subject to examination by major tax jurisdictions.

There is no income tax benefit for the losses for the three months ended March 31, 2015, since management has determined that the realization of the net tax deferred asset is not assured and has created a valuation allowance for the entire amount of such benefits.

There is no income tax benefit for the income for the three months ended March 31, 2014, since the Company was an “S” corporation and the stockholders are liable for individual federal and state income taxes on their respective shares of Carbon Bond’s taxable income or have included their respective shares of Carbon Bond’s net operating loss in their individual income tax returns.

NOTE 7 – CONVERTIBLE PREFERRED STOCK

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

The Registration Rights Agreement has been amended to change the Effectiveness Date to September 30, 2015. Since management believes that it is remote that the Company will not register the shares by September 30, 2015, the Company has not accrued any penalties as of March 31, 2015 in accordance with FASB ASC 450.

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

As of March 31, 2015, the value of the cumulative 8% dividends was $32,247, which has been accrued.  The Series A Preferred Shares cumulative dividend will be paid when and if declared by the Board of Directors and in preference to payment of any dividends on the common stock.

NOTE 8 – STOCKHOLDERS’ EQUITY

On June 10, 2014, Carbon Bond issued 5,295,000 shares to directors, board members, officers, employees, and consultants.  The shares were valued at $137,670, fair value, were recorded as a contra-equity account. In January 2015, the Company’s Chief Technology Officer and Director resigned. As a result of his resignation, 600,000 shares of his restricted stock award were forfeited in accordance with the Company’s Equity Incentive Plan. The remaining expense of $122,020, after forfeitures is being expensed over the vesting terms for directors, board members, officers and employees and over the term of the contract for consultants and the prepaid portion is reflected as a contra-equity account. For the three months ended March 31, 2015, the Company expensed $12,935. These shares will vest between June 10, 2015 and June 12, 2017.

On July 14, 2014, two officers of the Company surrendered 1,500,000 shares each to the Company, which were recorded as Treasury Stock at no cost.

On July 14, 2014, the Company appointed a new Chief Executive Officer and entered into a three year employment agreement with the individual. As part of his employment agreement, the Company issued 3 million shares of the Company’s common stock, which vest 50% on January 1, 2016 and quarterly over the remaining initial three year term. The stock is valued at $6,000,000, is being expensed over the vesting term and the prepaid portion is reflected as a contra-equity account. For the three months ended March 31, 2015, the Company expensed $500,000.

During the year ended December 31, 2014, two employees ceased employment with the Company and forfeited 175,000 shares of unvested common stock and $4,550 was removed from the contra-equity account and $289 of expense was reversed.

On November 17, 2014, the Company renegotiated its contract with a consultant and reduced the number of shares initially awarded to the consultant by 200,000 shares. In accordance with the renegotiation $5,200 was removed from the contra-equity account and $1,733 of expense was reversed.

NOTE 9 – STOCK OPTIONS AND WARRANTS

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

The following table presents the weighted-average assumptions used to estimate the fair values of the options granted during the three months ended March 31, 2015:

Risk-free interest rate	2.00%
Expected volatility	27.3%
Expected life (in years)	7.8%
Dividend yield	0.00%
Weighted-average estimated fair value of options granted during the period	$0.39

The following table summarizes the activities for stock options issued for the three months ended March 31, 2015:

			Weighted
		Weighted	Average	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value (1)
Balance as of December 31, 2014	215,000	$1.82

Granted	95,000	0.38
Exercised	-	-
Expired	-	-

Balance as of March 31, 2015	310,000	$1.60	8.5	$44,150

Exercisable, at March 31, 2015	15,000	$0.78	4.6	$10,200
Exercisable, at March 31, 2015 and expected to vest	15,000	$0.78	4.6	$10,200

(1)          The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of $1.46 of the Company’s common stock on March 31, 2015.

During the three months ended March 31, 2015, the fair value of stock options granted to two employees and one consultant during the period was $34,975. The fair value of the stock options is expensed over the vesting term for employees and over the term of the consulting agreement for non-employees in accordance with the terms of the related stock option agreements.

For the three months ended March 31, 2015, the Company expensed $17,495 relative to the fair value of the stock options granted.

As of March 31, 2015, there was $162,605 of unrecognized compensation expense related to outstanding employee stock options. This amount is expected to be recognized over a weighted-average period of 8.5 years.

The following table summarizes the activities for warrants issued for the three months ended March 31, 2015:

			Weighted
		Weighted	Average	Average
	Number of	Average	Contractual Term	Intrinsic
	Shares	Exercise Price	(in Years)	Value (1)
Balance as of December 31, 2014	20,000,000	$0.15

Granted	-	-
Exercised	-	-
Expired	-	-

Balance as of March 31, 2015	20,000,000	$0.15	4.2	$26,200,000

Exercisable, at March 31, 2015	20,000,000	$0.15	4.2	$26,200,000
Exercisable, at March 31, 2014 and expected to vest	20,000,000	$0.15	4.2	$26,200,000

(1)          The aggregate instrinsic value is calculated as the difference between the exercise price of the underlying awards and the closing price of $1.46 of the Company’s common stock on March 31, 2015.

NOTE – 10 OPERATING LEASES

 For the three months ended March 31, 2015 and 2014, total rent expense under leases amounted to $60,121 and $5,212.  At March 31, 2015, the Company was obligated under various non-cancelable operating lease arrangements for property as follows:

March 31,
2015

2015	114,058
2016	95,429
2017	64,453
2018	66,054
2019	61,941
Thereafter	-

$401,935

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to March 31, 2015, the Company has received an additional $320,000 from a stockholder. These loans are payable on demand and bear interest at 10%.

Effective June 15, 2015, Mark Mirken resigned as Chief Executive Officer of CannLabs, Inc. As part of his separation agreement, Mr. Mirken has agreed to forfeit 2 million shares of restricted stock which were awarded to him through his employment agreement. The Company has entered into a consulting agreement with Mr. Mirken , whereby he will be paid $5,000 per month beginning August 1, 2015 for his business development efforts and he will serve as Vice-Chairman to the Board of Directors.

Scott McPherson has been appointed as the Chief Executive Officer and will continue his services as Chief Financial Officer.

The Company has sold 66,700 units at $0.75 per unit, with each unit consisting of one share of common stock, one warrant with an exercise price of $0.75 with a term of three months, and one warrant with an exercise price of $1.50 with a term of three years and raised $50,025 subsequent to March 31, 2015, through a private placement.

Two stockholders have agreed to place 23,746,650 shares of common stock in escrow for three years.The shares are to be used for financing transactions, mergers, acquisitions, restricted stock or option grants, settlements or advisory fees. Any shares remaining following the escrow period will be returned to the stockholders.

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

We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are not guarantees and are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:  our ability to raise additional capital, the absence of any operating history, our ability to attract and retain qualified personnel, our dependence on third party contractors who we cannot control, our ability to develop and introduce a new service to the market in a timely manner, market acceptance of our services, our limited experience in a relatively new industry, the ability to successfully develop and generate business, rapid technological change in relevant markets, unexpected network interruptions or security breaches, changes in demand for current and future intellectual property rights, legislative, regulatory and competitive developments, intense competition, general economic conditions, as well as other factors set forth under the caption “Risk Factors” in this quarterly report on Form 10-Q and in our Report on Form 10-K filed with the Securities and Exchange Commission on June 16, 2015.

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

Customers of CannLabs Colorado, bring their samples of cannabis to the laboratory for testing. The Marijuana Enforcement Division (“MED”) sets the regulations for the types and amount of testing that is required for cannabis products in Colorado. If the MED relaxes or increases testing standards, CannLabs Colorado’s revenue will be adversely or positively affected, respectively.

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

In addition to licensing software and providing administrative services to CannLabs Colorado and CannLabs Connecticut, Carbon Bond as a separate entity Carbon Bond is conducting advanced research into the cannabis plant. Carbon Bond also provides consulting services driven by client needs and focused on cannabis education through its wholly owned subsidiary Carbon and Cook.

Carbon and Cook (“C&C”), a Nevada corporation, was incorporated on December 11, 2014, to provide consulting services in the areas of governmental relations, business licensing, regulatory compliance, finance, quality and safety and product development. In the first quarter, C&C began to obtain projects of various types, that we expect to drive revenue in the future.

Experentia, a Nevada corporation and wholly owned subsidiary of Carbon Bond, was incorporated in January 2015 for the purpose of performing laboratory services that the other laboratories could not perform.

StrainData, a Nevada corporation and wholly owned subsidiary of Carbon Bond, was incorporated in January 2015 for the purpose of creating a web application that could be used by consumers to educate and assist those consumers in locating cannabis products that have certain cannabinoid profiles. This company will be monetized through an advertising platform as well as through a subscription based platform.

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

Strategic Outlook

As the cannabis industry expands across the country, regulations regarding the testing of cannabis are also evolving. We believe that there will be a strong demand for qualified laboratories to perform the testing.  Additionally, we believe that the producers of cannabis and cannabis products will be seeking assistance to provide them with solutions in order to be able to meet expected state mandated requirements.  Consumers will want to know what products are safe and meet their requirements for dosage and other factors, in our opinion.  It is our belief that state authorities will also be seeking guidance on how to develop testing processes that will nurture the industry, while keeping it safe, in order to have a successful industry in their state.

We believe that we are positioned as the leading science based solutions provider with intellectual property, proprietary cloud-based analytics and scientific methods to serve the cannabis industry. This comprehensive data program, exclusive to all of our clients, offers distinct advantages to growers, dispensaries and edible makers. It not only offers fast, consistent and accurate test results but also provides comparable industry research and information which can be used to make business decisions affecting product outcomes, quality and safety.

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

Our software development team seeks to leverage technology to improve the efficiency of laboratory and scientific processes, deliver business intelligence to the cannabis retail space, and to connect consumers and patients with dispensaries that carry CannLabs’ certified products. As such we have developed StrainData.com, a web application that allows consumers and patients to search for CannLabs’ certified products that meet their needs. The web application allows consumers and patients to find products that have a desired cannabinoid profile, consumption method, or strain. The web application is geographically aware so that a consumer or patient can be connected with nearby dispensaries that carry the desired product. In addition to the web application the Company is developing a mobile application. The mobile application and website will utilize data delivered via Application Program Interfaces (“APIs”) by the CannLabs’ laboratory and analytics platform. Utilizing the data generated by the CannLabs’ laboratory and analytics platform gives us a unique ability to connect cannabis consumers and retailers.

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

It is our intention to create a brand that demonstrates leadership in the industry, with science based solutions, that protects and educates the consumer and provides guidance for those that participate in the industry.

Results of Operations

Three Months Ended March 31, 2015 and 2014

The following discussion analyzes our results of operations for the three months ended March 31, 2015 and 2014. The following information should be considered together with our financial statements for such periods and the accompanying notes thereto.

Revenue/Net Loss

During the three months ended March 31, 2015, we generated revenues of $470,488, an increase of $358,215 from $112,273.  This resulted from mandated testing, which began on May 1, 2014.  We incurred a net loss of $1,264,736 for the three months ended March 31, 2015 compared to $102,107 for the three months ended March 31, 2014, an increase of $1,162,629.

Cost of Revenues

For the three months ended March 31, 2015, cost of revenues was $339,666 an increase of $284,133 from $55,533 for the three months ended March 31, 2014.  This was a result of additional labor, instruments and supplies needed to support the increase in revenue, additional labor retained during in anticipation of additional mandated testing being implemented in the first quarter of 2015 and labor hired to support the consulting group.

General and Administrative

We incurred general and administrative expenses of $449,468 for the three months ended March 31, 2015 compared to $86,786 for the three months ended March 31, 2014, an increase of $362,682.  The primary expenses were related to insurance, professional fees, and rent.

Administrative Payroll

For the three months ended March 31, 2015, administrative payroll expenses were $705,255 for the three months ended March 31, 2015, and increase of $667,574, from $37,681 for the three months ended March 31, 2014.  These costs relate to hiring additional staff to support the increase in revenue and non-cash deferred compensation of $524,831.

Sales and Marketing

We incurred sales and marketing expenses of $195,515 for the three months ended March 31, 2015, an increase of $166,135 from $29,380 for the three months ended March 31, 2014.  The majority of these costs relate to the payroll and payroll related costs as we continue to expand those departments and in an effort to increase market share and brand awareness.

Interest expense

For the three months ended March 31, 2015, interest expense was $45,320 compared to $5,000 for the three months ended March 31, 2014, an increase of  $40,320. This was a result of the loans issued by two shareholders to sustain the company’s operations as well as equipment loans to expand the laboratories.

Cash Flows

Cash used for operating activities during the three months ended March 31, 2015 was $469,301 an increase of $445,066 from cash used for operations of $24,235 for the three months ended March 31, 2014. This resulted from the net loss of $1,264,736 offset by increases in depreciation, deferred compensation and prepaid expenses.

Cash used in investing activities during the three months ended March 31, 2015 was $31,676 compared to $71,581 during the three months ended March 31, 2014, a decrease of $39,905.  During the three months ended March 31, 2014, the Company was continuing to expand its laboratory to meet the new regulatory testing requirements, whereas in 2015 most of the equipment necessary for operations had already been obtained.

During the three months ended March 31, 2015, cash provided by financing activities was $507,227 an increase of $363,955 from cash provided by financing activities of $143,272 for the three months ended March 31, 2014.  This resulted from the issuance of a stockholder’s line of credit to fund the Company’s ongoing operations.

Liquidity and Capital Resources

As of July 7, 2015, we had cash resources of approximately $92,000.  Our revenues have continued to increase, however, we have financed our operations through private offerings of debt and equity securities.  We do not currently maintain a line of credit or term loan with any commercial bank. We have predominantly leased our major equipment through capital leases.

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

Even if we are successful in generating sufficient revenue or in raising sufficient capital in order to complete the marketing, our ability to continue in business as a viable going concern can only be achieved when our revenues reach a level that sustains our business operations. As of July 7, 2015 we have raised $550,000 through a private placement and $1,675,000 through the issuance of notes payable. There can be no assurance that we will raise sufficient proceeds, or any proceeds, for us to implement fully our proposed business plan to establish laboratories in states nationwide.  Moreover there can be no assurance that even if we achieve our goals, that we will generate revenues sufficient to fund our operations.  In either such situation, we may not be able to continue our operations and our business might fail.

Contractual Obligations

At March 31, 2015, the Company was obligated under various contractual arrangements as follows:

	Less Than	One to	Three to
	1 Year	Three Years	Five Years	Total
Maturities of Notes Payable	$158,800	$750,000	-	$908,800

Line of credit	175,000	750,000	-	925,000

Capital Leases	242,525	324,977	-	567,502

Operating Leases	114,058	225,936	61,941	401,935

Purchase Obligations	-	-	-	-

	$1,440,383	$1,300,913	$61,941	$2,803,237

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

The Company uses various performance measures under the percentage of completion method to recognize fixed-price contracts generated from consulting and research and development agreements. Estimating contract costs at completion and recognizing revenue appropriately involve significant management estimates. Actual costs may differ from estimated costs and affect estimated profitability and revenue recognition timing. From time to time, facts develop that require us to revise estimated total costs or expected revenue. CannLabs records the cumulative effect of revised estimates in the period when the facts requiring revised estimates become known. The Company recognizes the full amount of anticipated losses on any contract in the period a loss becomes known. For each of the periods presented, the cumulative effects of revised estimates were immaterial to the Company’s financial performance. When agreements contain more than one deliverable, the Company allocates revenue to separate elements under the agreement based on relative selling prices in accordance with FASB ASC 605-25.

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 of the Notes to Financial Statements contained elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

As of March 31, 2015, we carried out the evaluation of the effectiveness of our disclosure controls and procedures required by Rule 13a-15(e) under the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, our disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We have made changes in our internal control over financial reporting identified in connection with this evaluation that occurred during our fiscal quarter ended March 31, 2015 that has materially changed our internal control over financial reporting.  We have hired a comptroller and additional administrative staff to segregate duties that were previously unsegregated.  The addition of the comptroller provides an additional level of review that previously did not exist.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, the Company is involved in various claims, proceedings and litigation, including the following:

Petition for Determination of Value Pursuant to C.R.S. §7-113-301

On October 27, 2014, we filed a petition for determination of value of shares in accordance with §7-113-301 of the Colorado Revised Statutes (the “CRS”). The respondent, Greg Drumm purchased an interest Carbon Bond Holdings, LLC, a predecessor entity to our subsidiary, Carbon Bond Holdings, Inc. Following our acquisition of Carbon Bond on June 12, 2014, Mr. Drumm exercised his dissenter’s rights under §7-113-209 and demanded payment for his shares based upon his calculation of their fair value. The Company subsequently determined the fair value of Mr. Drumm’s shares in accordance with §7-113-206 of the CRS and submitted payment to Mr. Drumm. Mr. Drumm subsequently informed us that he was rejecting our offer. Accordingly, we have petitioned to the court to determine the fair value of Mr. Drumm’s shares. A two day bench trial is scheduled to begin on October 13, 2015. We are confident in our calculation of the fair value of the shares; however, since the matter remains in the early stages, there can be no assurances as to the ultimate outcome of the matter.

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

CANNLABS, INC.

Date:	July 8, 2015	By:	/s/ Scott A. McPherson
Scott A. McPherson
Chief Financial Officer

